Form 10-Q
period 1996-06-30
DII GROUP INC
filed 1996-08-13
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number 0-21374

                              THE DII GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      84-1224426
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                            6273 Monarch Park Place
                                   Suite 200
                             Niwot, Colorado  80503
             (Address and zip code of principal executive offices)

                                 (303) 652-2221
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      [ X ] Yes       [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
              CLASS                                          August 12, 1996
              -----                                          ---------------

  Common Stock, Par Value $0.01                                 8,202,911

                   PART I.   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except earnings per share data)

                                  (Unaudited)

                                                   Three months ended June 30,     Six months ended June 30,
                                                       1996          1995              1996          1995
                                                   -------------  ------------     ------------  -----------
Net sales                                             $97,752        83,363           196,230       157,095
Cost of sales                                          79,268        70,021           160,663       132,207
                                                      -------        ------           -------       -------
     Gross profit                                      18,484        13,342            35,567        24,888

Selling, general and administrative expenses            8,409         6,388            17,451        12,131
Merger costs                                            1,104             -             1,104             -
Interest income                                          (289)         (159)             (679)         (310)
Interest expense                                        1,294           647             2,588         1,348
Amortization of intangibles                               679           555             1,313         1,018
Other, net                                                136           163               175           (15)
                                                      -------        ------           -------       -------

     Income before income taxes                         7,151         5,748            13,615        10,716

Income tax expense                                      2,113         1,883             4,116         3,479
                                                      -------        ------           -------       -------

     Net income                                       $ 5,038         3,865             9,499         7,237
                                                      =======        ======           =======       =======

Earnings per common share:
   Primary                                            $  0.61          0.48              1.16          0.90
                                                      =======        ======           =======       =======
   Fully diluted                                      $  0.55          0.48              1.05          0.90
                                                      =======        ======           =======       =======

Weighted average number of common shares
  and equivalents outstanding:
      Primary                                           8,221         8,058             8,210         8,057
      Fully diluted                                    10,724         8,058            10,715         8,057


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                  (Unaudited)


                                                                         June 30,     December 31,
                                                                           1996           1995
                                                                         --------     ------------
                                Assets
Current assets:
     Cash and cash equivalents                                            $ 28,395        44,862
     Accounts receivable, net                                               57,004        52,183
     Inventories,net                                                        37,604        44,623
     Other                                                                   5,533         3,830
                                                                          --------       -------
          Total current assets                                             128,536       145,498

Property, plant and equipment, net                                          60,777        58,699
Intangible assets, net                                                      67,003        62,064
Other assets                                                                 2,287         1,708
                                                                          --------       -------
                                                                          $258,603       267,969
                                                                          ========       =======

                 Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                     $ 33,457        41,238
     Accrued expenses                                                       12,838        12,288
     Accrued interest payable                                                1,078         1,164
     Notes payable                                                           2,876        16,588
                                                                          --------       -------
          Total current liabilities                                         50,249        71,278

Convertible subordinated notes payable                                      86,250        86,250
Other                                                                        3,338         1,759

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; none issued                                                 -             -
     Common stock, $0.01 par value; 45,000,000 shares
       authorized; 8,208,075 and 8,108,706 issued at June 30,
       1996 and December 31, 1995, respectively                                 82            81
     Additional paid-in capital                                             66,542        65,082
     Retained earnings                                                      59,776        50,277
     Cumulative foreign currency translation adjustments                    (3,897)       (3,443)
     Unamortized performance stock plan compensation                        (3,737)       (3,315)
                                                                          --------       -------
          Total stockholders' equity                                       118,766       108,682
                                                                          --------       -------
                                                                          $258,603       267,969
                                                                          ========       =======


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)



                                                                          Six Months Ended June 30,
                                                                              1996         1995
                                                                          -----------  ------------
Net cash provided by operating activities                                  $ 9,409        13,551
                                                                           -------        ------

Cash flows from investing activities:
     Additions to property, plant and equipment                             (7,903)       (6,386)
     Proceeds from sales of property, plant
       and equipment                                                           134         2,276
     Payments for business acquisitions, net of cash acquired               (2,046)          -
     Grant proceeds received from the Ireland IDA
       applied to property, plant and equipment                                -             131
                                                                           -------        ------
          Net cash used by investing activities                             (9,815)       (3,979)
                                                                           -------        ------

Cash flows from financing activities:
     Proceeds from line-of-credit borrowings                                   -           3,000
     Repayments of line-of-credit borrowings                                   -          (3,000)
     Repayments of long-term debt                                              -          (2,550)
     Repayments of notes payable                                           (15,868)       (1,200)
     Debt issuance costs                                                      (286)         (173)
     Proceeds from stock issued under stock plans                              102           459
     Restricted cash transferred to unrestricted cash                          -          (1,160)
                                                                           -------        ------
          Net cash used by financing activities                            (16,052)       (4,624)
                                                                           -------        ------
Effect of exchange rate changes on cash                                         (9)         (247)
                                                                           -------        ------
          Net increase (decrease) in cash and cash  equivalents            (16,467)        4,701

Cash and cash equivalents at beginning of period                            44,862         7,363
                                                                           -------        ------
Cash and cash equivalents at end of period                                 $28,395        12,064
                                                                           =======        ======


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company" or "the DII Group").

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 31, 1995 included in the annual report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Certain reclassifications have been made in the 1995 condensed consolidated financial statements to conform with the 1996 presentation.

(2) ACQUISITIONS

In August 1995, the Company acquired TTI Testron, Inc., a quick-turn manufacturer of test fixturing equipment for the electronics printed circuit assembly market. The cash purchase price, net of cash acquired, was $4,559. The Company expects to pay additional contingent consideration of $2,250 based upon the achievement of specified levels of earnings through March 31, 1997. The fair value of the assets acquired, excluding cash acquired, amounted to $13,790 and liabilities assumed were $9,231, including estimated acquisition costs and contingent consideration. The cost in excess of net assets acquired amounted to $5,712.

In April 1996, the Company acquired a quick-turn manufacturer of surface mount printed circuit board solder cream stencils located in the United Kingdom. The cash purchase price, net of cash acquired, was $2,046. The fair value of the assets acquired and liabilities assumed were immaterial. The cost in excess of net assets acquired amounted to $3,658.

These acquisitions were accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2)  ACQUISITIONS, CONTINUED

In June 1996 the Company entered into a definitive Agreement and Plan of Merger with Orbit Semiconductor, Inc. ("Orbit") in which Orbit will become a wholly-owned subsidiary of the Company (the "Merger"). The Merger is still subject to certain customary closing conditions. At the effective time of the Merger, which is expected to be August 22, 1996, each outstanding share of Common Stock, par value $.001 per share, of Orbit will be converted into the right to receive 45/100ths (0.45) of a share of Common Stock, par value $.01 per share, of the DII Group (the "Exchange Ratio"). In addition, as a result of the Merger, each outstanding option to purchase Orbit Common Stock will be assumed by the DII Group and converted into an option to acquire the number of shares of DII Group Common Stock equal to the product of the number of shares of Orbit Common Stock that were issuable upon exercise of such option multiplied by the Exchange Ratio, with an exercise price equal to the quotient determined by dividing the exercise price of such option by the Exchange Ratio.

During the three months ended June 30, 1996, the Company incurred $1,104 of pretax costs associated with the Merger. The combined company expects to incur additional nonrecurring pretax merger costs of approximately $3,000 in the three months ended September 30, 1996. The combined company's overall effective tax rate for the three months ended September 30, 1996 will be higher than the three months ended June 30, 1996 due to certain additional merger costs expected to be incurred which will not be deductible for domestic income tax purposes. In addition, the overall effective income tax rate for the current and future fiscal years will be higher due to the higher anticipated domestic taxable income resulting from the Merger.

The Merger has been structured as a tax-free exchange and will be accounted for as a pooling-of-interests. Upon consummation, the Company's historical financial statements for periods prior to the Merger will be restated to include the consolidated results of operations, the financial position and cash flows of Orbit.

Based upon the number of shares of DII Group Common Stock and Orbit Common Stock outstanding on July 19, 1996 (as well as shares issuable pursuant to certain outstanding exchange rights for Orbit Common Stock and rights under the Orbit Employee Stock Purchase Plan), an aggregate of approximately 3,644,856 shares of DII Group Common Stock would be issued in connection with the Merger, representing 30.8% of the total number of shares of DII Group Common Stock outstanding after giving effect to such issuance. Based upon the number of Orbit options outstanding on July 19, 1996, approximately 1,036,065 additional shares of DII Group Common Stock would be reserved for issuance to holders of Orbit options in connection with the DII Group's assumption of such Orbit options. The Company expects the Merger to have a dilutive effect on earnings per share for the three months ended September 30, 1996.

Orbit is an independent manufacturer and world marketer of quick-turn application specific integrated circuits (ASICs), providing design and manufacturing services on a worldwide basis.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  GOODWILL

Goodwill is subject to future adjustments for contingent purchase price adjustments for varying periods, all of which end no later than July 1, 1999. The Company increased goodwill and notes payable relating to various acquisitions in the amount of $2,181 for contingent purchase price adjustments during the six-month period ended June 30, 1996.

(4)  INVENTORIES

Inventories, by components, are summarized as follows:

                                        JUNE 30,              DECEMBER 31,
                                          1996                    1995
                                          ----                    ----
         Raw materials                  $31,759                  37,533
         Work in process                  8,919                   9,948
         Finished goods                   1,021                   1,461
                                        -------                  ------
                                         41,699                  48,942
         Allowance for inventory         (4,095)                 (4,319)
                                        -------                  ------

                                        $37,604                  44,623
                                        =======                  ======

The Company made provisions for the allowance for inventory impairment of $400 during the six months ended June 30, 1996.

(5)  RELATED PARTY TRANSACTIONS

The Company purchases inventory and fixed assets from, and sells products and services to, Dover Corporation and its affiliates ("Dover"). Management believes these transactions are immaterial and generally at terms comparable to those that could have been obtained on an arms length basis between unaffiliated parties. The sales to Dover were less than 5% of the total net sales during the periods presented in the accompanying condensed consolidated statements of income. Messrs. Gary L. Roubos and Lewis E. Burns, directors of The DII Group, Inc., are Chairman and Vice President, respectively, of Dover Corporation.

A promissory note (the "IMS Note") evidencing indebtedness of Integrated Multimedia Solutions, Inc. ("IMS") to the Company in the amount of $1,204, including interest, was past due as of December 31, 1995. During the second quarter of 1996, the IMS Note was restructured and written-down to $1,000. The maturity date of the IMS Note was also extended until the fourth quarter of 1997. In consideration for this restructuring, IMS reconfirmed its obligation to the Company and a portion of the collateral securing the IMS Note was escrowed for the benefit of the Company. Alexander W. Young, a director of the Company, is President, Chief Operating Officer and director of Thomas Group, Inc., (an affiliate of IMS), and was formerly a director of IMS.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying June 30, 1996 condensed consolidated financial statements.

The Company determines the amount of its accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed amounts accrued or that costs will not be incurred with respect to sites as to which no problem is currently known. Further, there can be no assurance that additional environmental matters will not arise in the future.

In March 1994, a subsidiary of the Company, entered into a grant agreement (the Agreement) with Ireland's Industrial Development Agency (IDA). The IDA has granted the Company a total of $2,141 for financial assistance towards the cost of fixed assets. In exchange, the Company agreed to contribute to the regional development of Ireland by maintaining certain employment levels. If the total number of employees is less than 320 on or about December 31, 1996, the Company will be required to repay some or all of the IDA grant based upon a calculation defined in the Agreement. As of June 30, 1996, the Company employed approximately 410 people. All grant proceeds received are accounted for as a reduction of cost basis in the applicable fixed assets.

The Company has approximately $3,444 of capital commitments as of June 30, 1996.

It is anticipated that following consummation of the Merger described in Note 2 herein, the DII Group will be required to devote substantial capital resources to fund Orbit's capital requirements. Orbit is currently upgrading and expanding its existing manufacturing capabilities from its current 4-inch wafer fabrication line to a 6-inch fabrication line. The upgrading and expansion plans are estimated to require additional funding of approximately $45,000.
The DII Group expects that the combined company will have adequate resources available to fund these capital requirements.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) COMMITMENTS AND CONTINGENCIES, CONTINUED

Orbit is also planning to upgrade its manufacturing capabilities to utilize an 8-inch wafer line and a 0.6 or 0.5 micron process technology. It is anticipated that the establishment of such capabilities may be accomplished through external foundry capacity or the establishment of in-house capacity. Orbit is continuing to consider the establishment of a facility in Israel utilizing an 8-inch wafer line and a 0.6 or 0.5 micron process technology. The establishment of such facility in Israel would be expected to require capital expenditures of approximately $217,000, of which it is anticipated that approximately $76,000 would be funded through grants from the Israeli government. In the event the DII Group decides to establish such a facility in Israel or elsewhere, it is expected that the DII Group's capital resources and cash flows from operations would not be sufficient to fully fund such a project. In such event, the DII Group would need to raise additional funds through public or private financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the DII Group would be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the DII Group Common Stock. No assurance can be given that additional financing would be available or that, if available, it would be available on terms favorable to the DII Group. If adequate funds are not available to satisfy its capital requirements, the combined company would be required to curtail significantly or defer, temporarily or permanently, this expansion project.

As of June 30, 1996, the Company has a $60,000 senior secured revolving line-of-credit which expires in June 1997. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants, as of June 30, 1996 and 1995.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.       OVERVIEW

The Company is a leading provider of electronics outsourcing products and services which operates through a global network of companies in North America, Europe and Southeast Asia. These companies are uniquely integrated to provide a broad range of related products and services, including initial printed circuit board design; manufacturing of prototype printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; in-circuit and functional test hardware and software; and final system configuration. By offering a comprehensive set of integrated manufacturing services, the Company believes it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company serves the electronics manufacturing industry through the following operating companies:

         Multilayer Technology ("Multek") manufactures high density, complex multilayer printed circuit boards on a quick-turn basis.

         IRI International ("IRI") manufactures surface mount printed circuit board solder cream stencils on a quick- turn basis.

         DOVatron International assembles complex electronic circuits on a high and low volume contract basis.

         TTI Testron designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis.

         Cencorp manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process.

Operating results may be affected by a number of factors including price competition, the level of volume and the timing of orders, the amount of automation existing on specific manufacturing projects, efficiencies achieved by inventory management, fixed asset utilization, the level of experience in manufacturing a particular product, customer product delivery requirements, shortages of components or experienced labor, and start-up costs associated with adding new geographical locations. In addition, the level of revenues can greatly shift based on whether certain projects are contracted on a turnkey basis, where the Company purchases materials, versus a consignment basis, where materials are provided by the customer.

The DII Group has actively pursued acquisitions in furtherance of its strategy of aggressively expanding its revenue base and providing integrated outsourcing technology solutions. Acquisitions, such as the Merger described below in Section D, Acquisitions, involve numerous risks including difficulties in the assimilation of the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the DII Group has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. The integration of certain operations following an acquisition, including the Merger, will require the dedication of management resources that may distract attention from the day-to-day business of the combined company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

A.       OVERVIEW, CONTINUED

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. Following the Merger, the Company will be affected by factors affecting the semiconductor industry, including factors that affect products incorporating semiconductors. The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure due to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are networking, computer, telecommunications, industrial, instrumentation, and medical. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse affect on the Company's operating results. Although management believes the Company has a broad diversification of customers and markets, the Company has no firm long-term commitments or volume guarantees from its customers.

At any given time, certain customers may account for significant portions of the Company's business. No customer accounted for more than 10% of net sales during the six months ending June 30, 1996. Standard Microsystems Corporation ("SMC") and Seagate Technology, Inc. ("Seagate") each accounted for 16% of net sales for the six months ending June 30, 1995. No other customer accounted for more than 10% of net sales during the six month period ending June 30, 1995. The Company's top ten customers accounted for 53% and 63% of net sales for the six months ending June 30, 1996 and 1995, respectively.

It is management's understanding that Seagate plans to significantly reduce its number of contract manufacturers currently being utilized. There can be no assurance that Seagate will continue to utilize the DII Group's contract manufacturing services. Significant reductions in sales to Seagate without the timely replacement with new business would have a material adverse effect on the Company's operating results.

B.       RESULTS OF OPERATIONS

The following table presents selected consolidated financial information stated as a percentage of net sales:

                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                           1996             1995             1996             1995
                                           ----             ----             ----             ----
Net sales                                  100.0            100.0            100.0            100.0
Cost of sales                               81.1             84.0             81.9             84.2
                                           -----            -----            -----            -----
    Gross margin                            18.9             16.0             18.1             15.8
Selling, general and administrative          8.6              7.7              8.9              7.7
                                           -----            -----            -----            -----
                                            10.3              8.3              9.2              8.1
                                           =====            =====            =====            =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Net sales for the three months ended June 30, 1996 increased $14,389 to $97,752 from $83,363 for the three months ended June 30, 1995, representing a 17.3% increase. Net sales for the six months ended June 30, 1996 increased $39,135 to $196,230 from $157,095 for the six months ended June 30, 1995, representing a 24.9% increase. These increases are attributable to increased sales to existing customers and an expanding customer base at the Company's facilities which were in existence in the second quarter of 1995, as well as the start-up of the DOVatron International Contract Electronics Manufacturing (CEM) facility in Clearwater, Florida, which was established in November 1995, the commencement of production at the Multilayer Technology facility located in Roseville, Minnesota, which began limited production in April 1996, the August 1995 acquisition of TTI Testron and the April 1996 acquisition of Chemtech. These increases were partially offset by certain DOVatron International CEM customer deferrals and cancellations, including certain low-margin customer orders at the Malaysian facility.

Gross profit for the three-month period ending June 30, 1996 increased $5,142 to $18,484 from $13,342 for the comparable period of 1995. Gross profit for the six-month period ending June 30, 1996 increased $10,679 to $35,567 from $24,888 for the comparable period of 1995. The gross margin increased to 18.9% for the three-month period ended June 30, 1996 from 16.0% for the three-month period ended June 30, 1995. The gross margin increased to 18.1% for the six-month period ended June 30, 1996 from 15.8% for the six-month period ended June 30, 1995. The increases in gross margins are the result of proportional increases in revenues associated with the Company's non-contract electronics manufacturing businesses, which typically carry higher margins than CEM products and services due to the fact that they sell their services to customer design engineers who require quick-turn service to increase speed-to-market.

Selling, general and administrative (SG&A) expense increased $2,021 to $8,409 for the three months ended June 30, 1996 from $6,388 for the comparable period in 1995. SG&A expense increased $5,320 to $17,451 for the six months ended June 30, 1996 from $12,131 for the comparable period in 1995. The percentage of SG&A expense to net sales was 8.6% and 7.7% for the three months ended June 30, 1996 and 1995, respectively and 8.9% and 7.7% for the six months ended June 30, 1996 and 1995, respectively. These increases are mainly attributable to the TTI Testron and Chemtech acquisitions. TTI Testron and Chemtech carry higher SG&A expenses as a percentage of net sales due to the nature of their quick-turn operation. The increases in SG&A expense as a percentage of net sales is also attributable to the building of the Company's sales and marketing, finance and engineering infrastructure necessary to support the Company's current and prospective sales growth.

Interest income increased $130 to $289 for the three months ended June 30, 1996 from $159 for the comparable period in 1995. Interest income increased $369 to $679 for the six months ended June 30, 1996 from $310 for the comparable period in 1995. These increases are attributable to the earnings generated on the unexpended cash proceeds from the issuance of the convertible subordinated notes in October 1995. Interest expense increased $647 to $1,294 for the three months ended June 30, 1996 from $647 for the comparable period in 1995. Interest expense increased $1,240 to $2,588 for the six months ended June 30, 1996 from $1,348 for the comparable period in 1995. These increases are attributable to the incremental borrowings resulting from the issuance of the convertible subordinated notes in October 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Amortization of intangibles increased $124 to $679 for the three months ended June 30, 1996 from $555 for the comparable period in 1995. Amortization of intangibles increased $295 to $1,313 for the six months ended June 30, 1996 from $1,018 for the comparable period in 1995. These increases are attributable to the incremental debt issuance costs associated with the convertible subordinated notes in October 1995 and the goodwill associated with the TTI Testron and Chemtech acquisitions. Other expenses, (net) decreased $27 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due mainly to higher gains realized on foreign exchange transactions. Other expenses, (net) increased $190 for the six months ended June 30, 1996 when compared to the similar period in 1995 primarily due to approximately $221 of gains on sales of equipment being realized during the first six months of 1995 offset partially by decreased provisions for doubtful accounts during the first six months of 1996.

During the three months ended June 30, 1996, the Company incurred $1,104 of expenses associated with the Company's proposed merger with Orbit as discussed below in Section D, Acquisitions.

The Company's estimated effective income tax rate decreased from 32.5% for the six months ended June 30, 1995 to 30.2% for the six months ended June 30, 1996 primarily as a result of the $1,104 of merger costs incurred in the second quarter of 1996. The Company's estimated effective income tax rate differs from the U.S. statutory rate primarily due to lower effective income tax rates on foreign earnings considered permanently invested. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings. As foreign earnings considered permanently invested increase, as a percentage of consolidated earnings, the overall consolidated effective income tax rate will decrease as the foreign earnings are usually taxed at a lower rate than domestic earnings.

C.       FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, if available at reasonable economic prices, principally relating to nonfunctional currency monetary assets and liabilities. To date, the Company's overall hedging activity has been immaterial. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future.

Effective January 1, 1996, the Company's Mexican facility changed its functional currency from the Mexican peso to the U.S. dollar.

D.       ACQUISITIONS

In August 1995, the Company acquired TTI Testron, Inc., a quick-turn manufacturer of test fixturing equipment for the electronics printed circuit assembly market. The cash purchase price, net of cash acquired, was $4,559. The Company expects to pay additional contingent consideration of $2,250 based upon the achievement of specified levels of earnings through March 31, 1997. The fair value of the assets acquired, excluding cash acquired, amounted to $13,790 and liabilities assumed were $9,231, including estimated acquisition costs and contingent consideration. The cost in excess of net assets acquired amounted to $5,712.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED (Dollars in thousands)

D.       ACQUISITIONS, CONTINUED

In April 1996, the Company acquired a quick-turn manufacturer of surface mount printed circuit board solder cream stencils located in the United Kingdom. The cash purchase price, net of cash acquired, was $2,046. The fair value of the assets acquired and liabilities assumed were immaterial. The cost in excess of net assets acquired amounted to $3,658.

These acquisitions were accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

In June 1996 the Company entered into a definitive Agreement and Plan of Merger with Orbit Semiconductor, Inc. ("Orbit") in which Orbit will become a wholly-owned subsidiary of the Company (the "Merger"). The Merger is still subject to certain customary closing conditions. At the effective time of the Merger, which is expected to be August 22, 1996, each outstanding share of Common Stock, par value $.001 per share, of Orbit will be converted into the right to receive 45/100ths (0.45) of a share of Common Stock, par value $.01 per share, of the DII Group (the "Exchange Ratio"). In addition, as a result of the Merger, each outstanding option to purchase Orbit Common Stock will be assumed by the DII Group and converted into an option to acquire the number of shares of DII Group Common Stock equal to the product of the number of shares of Orbit Common Stock that were issuable upon exercise of such option multiplied by the Exchange Ratio, with an exercise price equal to the quotient determined by dividing the exercise price of such option by the Exchange Ratio.

During the three months ended June 30, 1996, the Company incurred $1,104 of pretax costs associated with the Merger. The combined company expects to incur additional nonrecurring pretax merger costs of approximately $3,000 in the three months ended September 30, 1996. The combined company's overall effective tax rate for the three months ended September 30, 1996 will be higher than the three months ended June 30, 1996 due to certain additional merger costs expected to be incurred which will not be deductible for domestic income tax purposes. In addition, the overall effective income tax rate for the current and future fiscal years will be higher due to the higher anticipated domestic taxable income resulting from the Merger.

The Merger has been structured as a tax-free exchange and will be accounted for as a pooling-of-interests. Upon consummation, the Company's historical financial statements for periods prior to the Merger will be restated to include the consolidated results of operations, the financial position and cash flows of Orbit. As a percentage of consolidated net sales, gross profit, SG&A expenses and income tax expense are expected to increase as a result of the Merger.

Based upon the number of shares of DII Group Common Stock and Orbit Common Stock outstanding on July 19, 1996 (as well as shares issuable pursuant to certain outstanding exchange rights for Orbit Common Stock and rights under the Orbit Employee Stock Purchase Plan), an aggregate of approximately 3,644,856 shares of DII Group Common Stock would be issued in connection with the Merger, representing 30.8% of the total number of shares of DII Group Common Stock outstanding after giving effect to such issuance. Based upon the number of Orbit options outstanding on July 19, 1996, approximately 1,036,065 additional shares of DII Group Common Stock would be reserved for issuance to holders of Orbit options in connection with the DII Group's assumption of such Orbit options. The Company expects the Merger to have a dilutive effect on earnings per share for the three months ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED (Dollars in thousands)

D.       ACQUISITIONS, CONTINUED

Orbit is an independent manufacturer and world marketer of quick-turn application specific integrated circuits (ASICs), providing design and manufacturing services on a worldwide basis.

E.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

The Company's net cash provided by operating activities for the six-month period ended June 30, 1996, decreased $4,142 to $9,409 from $13,551 for the comparable period in 1995. Although net income for the six-month period ended June 30, 1996, increased $2,262 to $9,499 from $7,237 for the comparable period in 1995, the Company's working capital requirements increased by $6,822 (excluding cash, cash equivalents, and current notes payable) in the six months ended June 30, 1996. This increase was primarily due to the reduction in accounts payable of $7,781 in the first six months of 1996, offset by a small net increase in all other working capital components. The accounts payable reduction resulted from the timing of vendor payments during the six months ended June 30, 1996.

The Company's net cash flows used by investing activities amounted to $9,815 and $3,979 for the six months ended June 30, 1996 and 1995, respectively. Capital expenditures amounted to $7,903 and $6,386 for the six months ended June 30, 1996 and 1995, respectively. The Company's continued investment in state-of-the-art, high-technology equipment enables the Company to accept increasingly complex orders. The Company sold $2,276 of equipment during the six months ended June 30, 1995 to allow for the potential replacement of older equipment with state-of-the-art, high-technology equipment. As described above in Section D, Acquisitions, the Company purchased Chemtech Limited, a manufacturer of surface mount printed circuit board solder cream stencils. The cash purchase price, net of cash acquired, was $2,046.

The Company's net cash flows used by financing activities amounted to $16,052 and $4,624 in the six months ended June 30, 1996 and 1995, respectively. The Company borrows against its line-of-credit from time-to-time to fund its immediate liquidity needs. The Company borrowed and repaid $3,000 under its line-of-credit during the six months ended June 30, 1995. Repayments of notes payable amounted to $15,868 and $1,200 for the six month period ending June 30, 1996 and 1995, respectively. These notes payable resulted from various acquisitions which occurred in previous periods. The Company repaid $2,550 in scheduled long-term debt maturities in the six months ended June 30, 1995. During the first six months of 1995, the Company was required to escrow $250 per month to fund a portion of the then outstanding notes payable. Accordingly, the Company transferred $1,160 (including interest earnings) into this escrow account in the six months ended June 30, 1995. With the issuance of the convertible subordinated notes in October 1995, this escrow requirement was terminated.

It is anticipated that following consummation of the Merger described above in Section D, Acquisitions, the DII Group will be required to devote substantial capital resources to fund Orbit's capital requirements. Orbit is currently upgrading and expanding its existing manufacturing capabilities from its current 4-inch wafer fabrication line to a 6- inch fabrication line. The upgrading and expansion plans are estimated to require additional funding of approximately $45,000. The DII Group expects that the combined company will have available adequate resources to fund these capital requirements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in certain litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See note 8 of the Company's 1995 Consolidated Financial Statements included in Part II, Item 8 of Form 10-K for the Company's contingencies and environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders meeting, which was held on May 14, 1996, the Company's shareholders elected the following seven persons as directors to one-year terms: Ronald R. Budacz, Chairman and Chief Executive Officer, Carl
R. Vertuca, Jr., Senior Vice President and Chief Financial Officer, Robert L. Brueck, Lewis E. Burns, Gary L. Roubos, Gerard T. Wrixon and Alexander W. Young. Not less than 6,881,635 shares were cast for each of the Directors.

The shareholders ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors. Voting in favor were 7,049,866, opposed were 6,013, and 15,157 were abstained.

The shareholders approved the proposal to approve the Senior Executive Performance Bonus Plan. Voting in favor were 6,489,583, opposed were 215,095, abstaining were 32,062, and broker non-votes were 334,296.

The shareholders approved the proposal to approve the amendment of the 1994 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 375,000 shares. Voting in favor were 6,406,890, opposed were 392,268, abstaining were 91,855, and broker non-votes were 180,023.

The shareholders approved the proposal to approve the Non-employee Directors' Stock Compensation Plan. Voting in favor were 6,445,691, opposed were 413,067, abstaining were 32,255, and broker non-votes were 180,023.

ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION

11.1             Statement regarding computation of per share earnings.

27               Financial Data Schedule.

ITEM 6(B).  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1996. The following item was reported in the Form 8-K dated June 11, 1996:

Item 5. Other Events - On June 9, 1996, The DII Group, Inc. announced that the DII Group entered into a Merger Agreement with Orbit Semiconductor, Inc., providing for the acquisition of Orbit by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE DII GROUP, INC.




Date:   August 12, 1996                  By:   /s/ RONALD R. BUDACZ
       -------------------                   -------------------------------
                                               Ronald R. Budacz
                                               Chairman and
                                               Chief Executive Officer
                                               (Principal Executive Officer)





Date:   August 12 , 1996                 By:   /s/ CARL R. VERTUCA, JR.
       -------------------                   -------------------------------
                                               Carl R. Vertuca, Jr.
                                               Chief Financial Officer
                                               (Principal Financial Officer)





Date:    August 12, 1996                 By:   /s/ THOMAS J. SMACH
       -------------------                   ------------------------------
                                               Thomas J. Smach
                                               Vice President
                                               and Corporate Controller
                                               (Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit No.  Description                                               Page No.
- -----------  -----------                                               --------
   11.1      Statement Regarding Computation of Per Share Earnings

    27       Financial Data Schedule
