Form 10-Q
period 1996-09-29
DII GROUP INC
filed 1996-11-12
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 29, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
              CLASS                               November 1, 1996
              -----                               ----------------
   Common Stock, Par Value $0.01                     11,937,289

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except earnings per share data)

                                  (Unaudited)

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPT. 29, 1996       SEPT. 30, 1995         SEPT. 29, 1996      SEPT. 30, 1995
                                                   --------------       --------------         --------------      --------------
Net sales                                          $     108,201              95,850               336,241            284,047
Cost of sales                                             87,753              76,655               271,104            228,736
                                                   --------------       --------------         --------------      --------------
     Gross profit                                         20,448              19,195                65,137             55,311

Selling, general and administrative expenses              11,977              10,049                35,219             27,723
Merger costs                                               3,545                 -                   4,649                -
Interest income                                             (379)               (402)               (1,362)            (1,082)
Interest expense                                           1,547                 730                 4,619              2,304
Amortization of intangibles                                  832                 597                 2,355              1,825
Other, net                                                  (465)                103                  (616)                82
                                                   --------------       -------------          --------------      --------------
     Income before income taxes                            3,391               8,118                20,273             24,459

Income tax expense                                         1,900               2,597                 7,110              8,136
                                                   --------------       --------------         --------------      --------------
     Net income                                   $        1,491               5,521                13,163             16,323
                                                   ==============       ==============         ==============      ==============
Earnings per share                                $         0.12                0.45                  1.05               1.36
                                                   ==============       ==============         ==============      ==============
Weighted average number of common shares
    and equivalents outstanding                           12,496              12,147                12,541             12,027


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                            (Unaudited)


                                                                                              SEPTEMBER 29,          DECEMBER  31,
                                                                                                   1996                   1995
                                                                                         -------------------         -------------
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                           $           33,830                55,533
     Accounts receivable, net                                                                        70,627                63,340
     Inventories,net                                                                                 48,699                52,746
     Other                                                                                            6,930                 6,454
                                                                                         -------------------         -------------
          Total current assets                                                                      160,086               178,073

Property, plant and equipment, net                                                                   91,718                83,281
Intangible assets, net                                                                               68,182                63,911
Other assets                                                                                          2,689                 2,046
                                                                                         -------------------         -------------
                                                                                         $          322,675               327,311
                                                                                         ===================         =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $           38,303                46,904
     Accrued expenses                                                                                16,411                15,480
     Accrued interest payable                                                                         2,398                 2,769
     Current installments of long-term financing obligations                                          3,104                    -
     Notes payable to sellers of businesses acquired                                                  2,382                16,588
                                                                                         -------------------         -------------
          Total current liabilities                                                                  62,598                81,741

Convertible subordinated notes payable                                                               86,250                86,250
Long-term financing obligations, excluding current installments                                       9,646                11,536
Other                                                                                                 3,585                 2,235

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; none issued                                                                          -                      -
     Common stock, $0.01 par value; 45,000,000 shares authorized; 11,920,857 and
       11,400,906 issued                                                                                119                   114
     Additional paid-in capital                                                                      90,798                87,474
     Retained earnings                                                                               77,911                64,748
     Cumulative foreign currency translation adjustments                                            (4,048)               (3,443)
     Deferred compensation                                                                          (4,184)               (3,344)
                                                                                         -------------------         -------------
          Total stockholders' equity                                                                160,596               145,549
                                                                                         -------------------         -------------
                                                                                         $          322,675               327,311
                                                                                         ===================         =============

See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)


                                                                                     NINE MONTHS ENDED
                                                                               SEPT. 29, 1996         SEPT. 30, 1995
                                                                               --------------         --------------
Net cash provided by operating activities                                    $     17,736                20,260
                                                                             -------------          ------------
Cash flows from investing activities:
     Additions to property, plant and equipment                                   (20,026)              (14,375)
     Proceeds from sales of property, plant
       and equipment                                                                  181                 2,288
     Payments for business acquisitions, net of cash acquired                      (2,046)               (4,559)
     Grant proceeds received from the Ireland IDA
       applied to property, plant and equipment                                         -                   131
                                                                             -------------          ------------
          Net cash used by investing activities                                   (21,891)              (16,515)
                                                                             -------------          ------------

Cash flows from financing activities:
     Repayments of long-term financing obligations                                 (4,039)               (5,226)
     Repayments of notes payable to sellers of businesses acquired                (16,836)               (1,191)
     Proceeds from long-term financing obligations                                  1,260                 3,397
     Debt issuance costs                                                             (314)                 (305)
     Proceeds from stock issued under stock plans                                   1,384                 1,113
     Repayments of notes receivable                                                 1,000                     -
     Restricted cash transferred to unrestricted cash                                   -                 3,750
                                                                             -------------          ------------
          Net cash provided (used) by financing activities                        (17,545)                1,538
                                                                             -------------          ------------
Effect of exchange rate changes on cash                                                (3)                 (245)
                                                                             -------------          ------------
          Net increase (decrease) in cash and cash  equivalents                   (21,703)                5,038

Cash and cash equivalents at beginning of period                                   55,533                15,161
                                                                             -------------          ------------
Cash and cash equivalents at end of period                                   $     33,830                20,199
                                                                             =============          ============

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

As more fully described in note 2 below, the DII Group, Inc. (the "DII Group") merged with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996. This transaction was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements for all periods presented have been restated to reflect the combined operations of the two companies (collectively referred to hereinafter as the "Company").

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 31, 1995 included in the DII Group's and Orbit's respective annual reports on Form 10-K previously filed with the Securities and Exchange Commission (the "SEC"). The information included in this report should also be read in conjunction with the DII Group's Registration Statement on Form S-4 filed on July 22, 1996 with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the nine-month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996.

The accompanying condensed consolidated financial statements include reclassifications to conform financial statement presentations.

On August 22, 1996, the DII Group changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. The accompanying condensed consolidated financial statements are therefore presented as of and for the three and nine month periods ended September 29, 1996 and September 30, 1995.

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

On August 22, 1996, the DII Group merged (the "Merger") with Orbit, an independent manufacturer and world marketer of quick-turn application specific integrated circuits (ASICs), providing design and manufacturing services on a worldwide basis. The DII Group issued 3,679,625 shares of Common Stock for all outstanding shares of Orbit Common Stock, based upon one share of Orbit Common Stock converted into 45/100ths (0.45) of a share of DII Group Common Stock (the "Exchange Ratio"). In addition, outstanding options to purchase Orbit Common Stock were converted into options to acquire an aggregate of 995,246 shares of DII Group Common Stock, which is equal to the product of the number of shares of Orbit Common Stock that were issuable upon exercise of such option multiplied by the Exchange Ratio. The exercise price of the converted options is equal to the quotient determined by dividing the original exercise price of such option by the Exchange Ratio.

Results of operations for the separate companies prior to the Merger and for the combined companies as restated are as follows:

                               SIX MONTHS ENDED      THREE MONTHS ENDED,         NINE MONTHS ENDED
                                    JUNE 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                    1996                      1995                      1995
                                    ----                      ----                      ----
Net sales:
  DII Group                        $196,230                  $82,334                  $239,429
  Orbit                              31,810                   13,516                    44,618
                                 ----------                 --------                 ---------
     Combined                      $228,040                  $95,850                  $284,047
                                 ==========                 ========                 =========

Net income:
  DII Group                        $  9,499                  $ 4,452                  $ 11,689
  Orbit                               2,174                    1,069                     4,634
                                 ----------                 --------                 ---------
     Combined                      $ 11,673                  $ 5,521                  $ 16,323
                                 ==========                 ========                 =========

                      THE DII GROUP, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2)  ACQUISITIONS, CONTINUED

In connection with the Merger, $4,649 of non-recurring pretax costs ($3,943 after-tax) were incurred and have been charged to expense in the nine months ended September 29, 1996, of which $1,104 was incurred and charged to expense in the second quarter of 1996 and the remaining $3,545 was incurred and charged to expense in the third quarter of 1996. The Company's overall effective tax rate for the three and nine month periods ending September 29, 1996 is higher than the comparable 1995 periods due to certain merger costs not being deductible for income tax purposes.

(3)  GOODWILL

Goodwill, which is included in intangible assets in the accompanying condensed consolidated balance sheets, is subject to future adjustments for contingent purchase price adjustments for varying periods, all of which end no later than July 1, 1999. The Company increased goodwill and notes payable relating to various acquisitions in the amount of $2,181 and $6,142 for contingent purchase price adjustments during the nine-month periods ended September 29, 1996 and September 30, 1995, respectively.

(4)  INVENTORIES

Inventories, by components, are summarized as follows:

                                       SEPTEMBER 29,              DECEMBER 31,
                                            1996                      1995
                                            ----                      ----

         Raw materials                    $34,041                    38,896
         Work in process                   15,440                    15,545
         Finished goods                     2,884                     2,838
                                          -------                   -------
                                           52,365                    57,279
         Allowance for inventory           (3,666)                   (4,533)
                                          -------                   -------
                                          $48,699                    52,746
                                          =======                   =======

The Company made provisions to the allowance for inventory impairment of $653 and $150 during the nine months ended September 29, 1996 and September 30, 1995, respectively.

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

(5)  RELATED PARTY TRANSACTIONS, CONTINUED

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

(6)  COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the DII Group's and Orbit's respective Annual Reports on Form 10-K for the fiscal year ended December 31, 1995 and the DII Group's Registration Statement on Form S-4 filed on July 22, 1996 with the SEC. The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying September 29, 1996 condensed consolidated financial statements.

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

In March 1994, a subsidiary of the Company, entered into a grant agreement (the Agreement) with Ireland's Industrial Development Agency (IDA). The IDA has granted the Company a total of $2,141 for financial assistance towards the cost of fixed assets. In exchange, the Company agreed to contribute to the regional development of Ireland by maintaining certain employment levels. If the total number of employees is less than 320 on or about December 31, 1996, the Company will be required to repay some or all of the IDA grant based upon a calculation defined in the Agreement. As of September 29, 1996, the Company employed approximately 400 people. All grant proceeds received are accounted for as a reduction of cost basis in the applicable fixed assets.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(6)  COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company has approximately $11,778 of capital commitments as of September 29, 1996.

The DII Group is re-evaluating its plan to upgrade and expand Orbit's manufacturing capabilities from its current 4-inch wafer fabrication line to a 6-inch fabrication line. These upgrading and expansion plans are estimated to require capital funding of approximately $45,000 through the end of 1997. In addition, Orbit is also re-evaluating the establishment of a facility in Israel utilizing an 8-inch wafer line and a 0.6 or 0.5 micron process technology. The establishment of such a facility in Israel would require capital funding of approximately $217,000, of which it is anticipated that approximately $76,000 would be funded through grants from the Israeli government.

The Company has determined that there may be more attractive alternatives available to Orbit than expanding its existing facility and these alternatives could eliminate the need for a new facility in Israel. Further, the Company believes that these alternatives could satisfy Orbit's capacity requirements with substantially lower invested capital. In the event that the Company pursues such alternatives, the Company would incur a one-time charge-off of its investment in Orbit Israel as well as costs associated with shutting down its present facility and moving to a new facility. Such one-time charges would have a material adverse affect on the Company's financial condition and results from operations.

As of September 29, 1996, the Company has a $60,000 senior secured revolving line-of-credit which expires in June 1998. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants, as of September 29, 1996.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands)

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding backlog, new customers, contingencies, environmental matters and capital expenditures under "Part I Financial Information - Item 1 Financial Statements and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under section "Overview".

A.       OVERVIEW

The Company is a leading provider of electronics outsourcing products and services which operates through a global network of companies in North America, Europe and Southeast Asia. These companies are uniquely integrated to provide a broad range of related products and services, including semiconductor design and manufacturing of customer specific integrated circuits; initial printed circuit board design; manufacturing of prototype printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; in-circuit and functional test hardware and software; and final system configuration. By offering a comprehensive set of integrated manufacturing services, the Company believes it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company serves the electronics manufacturing industry through the following operating companies:

         Multilayer Technology ("Multek") manufactures high density, complex multilayer printed circuit boards on a quick-turn basis.

         Orbit Semiconductor ("Orbit") designs and manufactures quick-turn customer specific integrated circuits.

         IRI International ("IRI") manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

A.       OVERVIEW, CONTINUED
Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves, price and product competition; the level of volume and the timing of orders; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies and products on a timely basis. In addition, the level of revenues can greatly shift based on whether certain projects are contracted on a turnkey basis, where the Company purchases materials, versus a consignment basis, where materials are provided by the customer.

The DII Group has actively pursued acquisitions in furtherance of its strategy of aggressively expanding its revenue base and providing integrated outsourcing technology solutions. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the DII Group has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. The integration of certain operations following an acquisition will require the dedication of management resources that may distract attention from the day-to-day business of the combined company.

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure due to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are data communications, computer and peripherals, telecommunications, industrial, instrumentation, and medical. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

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

At any given time, certain customers may account for significant portions of the Company's business. No customer accounted for more than 10% of net sales during the nine months ending September 29, 1996. Standard Microsystems Corporation ("SMC") and Seagate Technology, Inc. ("Seagate") accounted for 13% and 16% of net sales for the nine months ending September 30, 1995, respectively. The Company's top ten customers accounted for 43% and 60% of net sales for the nine months ending September 29, 1996 and September 30, 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

B.       RESULTS OF OPERATIONS

The Company's backlog as of September 29, 1996 does not include any orders from Seagate. Although the Company has obtained new customers orders to replace the Seagate business, an unsuccessful or delayed launch of the new orders could have a material adverse effect on the Company's operating results.

Effective August 22, 1996 the Company merged with Orbit Semiconductor, Inc. ("Orbit"), an independent manufacturer and world marketer of quick-turn application specific integrated circuits (ASICs), providing design and manufacturing services on a worldwide basis. This transaction ("the Merger") was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements for all periods presented have been restated to reflect the combined operations of the two companies (collectively referred to hereinafter as the "Company"). See Note 2, to the accompanying condensed consolidated financial statements for additional information regarding the Merger.

The following table presents selected consolidated financial information stated as a percentage of net sales:

                                    THREE MONTHS ENDED,                   NINE MONTHS ENDED
                                SEPTEMBER 29,      SEPTEMBER 30,     SEPTEMBER 29,     SEPTEMBER 30,
                                    1996             1995                 1996             1995
                                    ----             ----                 ----             ----
Net sales                           100.0            100.0                100.0            100.0
Cost of sales                        81.1             80.0                 80.6             80.5
                                    ------           ------               ------          ------
     Gross margin                    18.9             20.0                 19.4             19.5
Selling, general
   and administrative                11.1             10.5                 10.5              9.8
                                    ------           ------               ------          -------
                                      7.8              9.5                  8.9              9.7
                                    =======          ======               ======          =======

Net sales for the three months ended September 29, 1996 increased $12,351 to $108,201 from $95,850 for the three months ended September 30, 1995, representing a 12.9% increase. Net sales for the nine months ended September 29, 1996 increased $52,194 to $336,241 from $284,047 for the nine months ended September 30, 1995, representing a 18.4% increase. These increases are primarily attributable to the start-up of the DOVatron International Contract Electronics Manufacturing (CEM) facility in Clearwater, Florida, which was established in November 1995, the commencement of production at the Multilayer Technology facility located in Roseville, Minnesota, which began limited production in April 1996, the August 1995 acquisition of TTI Testron and the April 1996 acquisition of Chemtech. These increases were partially offset by certain DOVatron International CEM customer deferrals and cancellations. More specifically, the planned phase-out of DOVatron Malaysia's largest customer (Seagate) had been accelerated and certain other customers had reduced their orders for the second half of the year.

Gross profit for the three-month period ending September 29, 1996 increased $1,253 to $20,448 from $19,195 for the comparable period of 1995. Gross profit for the nine-month period ending September 29, 1996 increased $9,826 to $65,137 from $55,311 for the comparable period of 1995. The gross margin decreased to 18.9% for the three-month period ended September 29, 1996 from 20.0% for the three-month period ended September 30, 1995. The gross margin decreased to 19.4% for the nine-month period ended September 29, 1996 from 19.5% for the nine-month period ended September 30, 1995. The decreases in gross margins are primarily the result of under absorbed overhead resulting from the accelerated phase-out of DOVatron Malaysia's largest customer and from certain other DOVatron International CEM customer order reductions and reschedules for the second half of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Selling, general and administrative (SG&A) expense increased $1,928 to $11,977 for the three months ended September 29, 1996 from $10,049 for the comparable period in 1995. SG&A expense increased $7,496 to $35,219 for the nine months ended September 29, 1996 from $27,723 for the comparable period in 1995. The percentage of SG&A expense to net sales was 11.1% and 10.5% for the three months ended September 29, 1996 and September 30, 1995, respectively and 10.5% and 9.8% for the nine months ended September 29, 1996 and September 30, 1995, respectively. These increases are mainly attributable to the start-up of the Multilayer Technology facility located in Roseville, Minnesota and to the TTI Testron and Chemtech acquisitions. TTI Testron and Chemtech carry higher SG&A expenses as a percentage of net sales due to the nature of their quick-turn operation. The increases in SG&A expense as a percentage of net sales is also attributable to the building of the Company's sales and marketing, finance, engineering and other general and administrative infrastructure necessary to support the Company's current and prospective sales growth.

Interest income decreased $23 to $379 for the three months ended September 29, 1996 from $402 for the comparable period in 1995. Interest income increased $280 to $1,362 for the nine months ended September 29, 1996 from $1,082 for the comparable period in 1995. These changes are attributable to the earnings generated on cash and cash equivalents, the investable balances of which fluctuates period to period. Interest expense increased $817 to $1,547 for the three months ended September 29, 1996 from $730 for the comparable period in 1995. Interest expense increased $2,315 to $4,619 for the nine months ended September 29, 1996 from $2,304 for the comparable period in 1995. These increases are attributable to the incremental borrowings resulting primarily from the issuance of the convertible subordinated notes in October 1995 as well as the increase in long-term financing obligations in connection with equipment additions related to the Orbit facility's development of a 6-inch wafer line with 0.8 micron process capability.

Amortization of intangibles increased $235 to $832 for the three months ended September 29, 1996 from $597 for the comparable period in 1995. Amortization of intangibles increased $530 to $2,355 for the nine months ended September 29, 1996 from $1,825 for the comparable period in 1995. These increases are attributable to the incremental debt issuance costs associated with the convertible subordinated notes in October 1995 and the goodwill associated with the TTI Testron and Chemtech acquisitions. Other expenses, (net) decreased $568 for the three months ended September 29, 1996 as compared to the three months ended September 30, 1995. Other expenses, (net) decreased $698 for the nine months ended September 29, 1996 when compared to the similar period in 1995. These decreases are due mainly to higher gains realized on foreign exchange transactions and lower provisions for bad debts.

In the three and nine month periods ended September 29, 1996, the Company incurred $3,545 and $4,649, respectively of expenses associated with the Company's merger with Orbit as discussed below in Section D, Acquisitions.

The Company's estimated effective income tax rate increased from 33.3% for the nine months ended September 30, 1995 to 35.1% for the nine months ended September 29, 1996 primarily as a result of certain Orbit merger costs not being deductible for income tax purposes. The Company's estimated effective income tax rate differs from the U.S. statutory rate primarily due to lower effective income tax rates on foreign earnings considered permanently invested. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings. As foreign earnings considered permanently invested increase, as a percentage of consolidated earnings, the overall consolidated effective income tax rate will decrease as the foreign earnings are usually taxed at a lower rate than domestic earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)


C.       FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. To date, the Company's overall hedging activity has been immaterial. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future.

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

On August 22, 1996, the DII Group merged with Orbit, an independent manufacturer and world marketer of quick-turn customer specific integrated circuits, providing design and manufacturing services on a worldwide basis. The DII Group issued 3,679,625 shares of Common Stock for all outstanding shares of Orbit Common Stock, based upon one share of Orbit Common Stock converted into 45/100ths (0.45) of a share of DII Group Common Stock (the "Exchange Ratio"). In addition, outstanding options to purchase Orbit Common Stock were converted into options to acquire an aggregate of 995,246 shares of DII Group Common Stock, which is equal to the product of the number of shares of Orbit Common Stock that were issuable upon exercise of such option multiplied by the Exchange Ratio. The exercise price of the converted options is equal to the quotient determined by dividing the original exercise price of such option by the Exchange Ratio.

In connection with the Merger, $4,649 of non-recurring pretax costs ($3,943 after-tax) were incurred and have been charged to expense in the nine months ended September 29, 1996, of which $1,104 was incurred and charged to expense in the second quarter of 1996 and the remaining $3,545 was incurred and charged to expense in the third quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

E.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

The Company's net cash provided by operating activities for the nine-month period ended September 29, 1996 decreased $2,524 to $17,736 from $20,260 for the comparable period in 1995. The decrease in net cash provided by operating activities was primarily the result of lower net income of $3,160 for the nine-month period ended September 29, 1996 as compared to the similar period in 1995. Net income was lower primarily as a result of Orbit Merger costs.

The Company's net cash flows used by investing activities amounted to $21,891 and $16,515 for the nine months ended September 29, 1996 and September 30, 1995, respectively. Capital expenditures amounted to $20,026 and $14,375 for the nine months ended September 29, 1996 and September 30, 1995, respectively. The Company's continued investment in state-of-the-art, high-technology equipment enables the Company to accept increasingly complex orders. The Company sold $181 and $2,288 of equipment during the nine months ended September 29, 1996 and September 30, 1995, respectively, to allow for the potential replacement of older equipment with state-of-the-art, high-technology equipment.

As described above in Section D, Acquisitions, the Company purchased Chemtech Limited, a manufacturer of surface mount printed circuit board solder cream stencils in 1996. The cash purchase price, net of cash acquired, was $2,046. The Company purchased TTI Testron, a manufacturer of test fixturing equipment for the electronics printed circuit assembly market, for a net cash payment of $4,559 in 1995.

The Company's net cash flows used by financing activities amounted to $17,545 in the nine months ended September 29, 1996. Financing activities provided net cash of $1,538 for the nine months ended September 30, 1995. In the nine months ended September 29, 1996 and 1995, the Company repaid notes payments of $16,836 and $1,191, respectively, to sellers of various businesses which were acquired by the Company. The Company also repaid $4,039 and $5,226 in scheduled long-term financing obligations in the nine months ended September 29, 1996 and September 30, 1995, respectively.

The Company received $1,260 and $3,397 of proceeds from long-term financing obligations in the nine months ended September 29, 1996 and September 30, 1995, respectively. These borrowings relate primarily to equipment financing done by Orbit in the nine months ended September 29, 1996 and September 30, 1995. In addition, $3,000 represents a DII Group line-of-credit borrowing in the nine months ended September 30, 1995, which was refinanced on a long-term basis in October 1995 through the issuance of the convertible subordinated notes payable.

As of December 31, 1994, the Company had restricted cash of $3,750, primarily representing funds held by the Industrial Revenue Bond ("IRB") trustee for unexpended bond proceeds. The IRB was repaid in 1995, and therefore this amount was transferred to unrestricted cash in the September 30, 1995 condensed consolidated balance sheet. This transfer represents a financing activity in the accompanying September 30, 1995 condensed consolidated cash flow statement.

The Company received $1,000 from a scheduled note receivable payment in the nine months ended September 30, 1996. In addition, the company also received $1,384 and $1,113 in the nine months ended September 29, 1996 and September 30, 1995, respectively, from proceeds from stock issued under its stock plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED
(Dollars in thousands)

E.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

The DII Group is re-evaluating its plan to upgrade and expand Orbit's manufacturing capabilities from its current 4-inch wafer fabrication line to a 6-inch fabrication line. These upgrading and expansion plans are estimated to require capital funding of approximately $45,000 through the end of 1997. In addition, Orbit is also re-evaluating the establishment of a facility in Israel utilizing an 8-inch wafer line and a 0.6 or 0.5 micron process technology. The establishment of such a facility in Israel would require capital funding of approximately $217,000, of which it is anticipated that approximately $76,000 would be funded through grants from the Israeli government.

The Company has determined that there may be more attractive alternatives available to Orbit than expanding its existing facility and these alternatives could eliminate the need for a new facility in Israel. Further, the Company believes that these alternatives could satisfy Orbit's capacity requirements with substantially lower invested capital. In the event that the Company pursues such alternatives, the Company would incur a one-time charge-off of its investment in Orbit Israel as well as costs associated with shutting down its present facility and moving to a new facility. Such one-time charges would have a material adverse affect on the Company's financial condition and results from operations.

In the view of Orbit's management, the expansion and upgrading of Orbit's manufacturing capabilities is an important part of Orbit's strategy. The inability of Orbit to complete successfully its expansion plans or its inability to do so in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

As of September 29, 1996, the Company has a $60,000 senior secured revolving line-of-credit which expires in June 1998. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants, as of September 29, 1996.

Management believes that cash generated from operations, existing cash reserves, leasing capabilities, and the line-of-credit availability will be adequate to fund the Company's current capital commitments.

See Note 6 to the Condensed Consolidated Financial Statements included elsewhere herein, for a description of commitments and contingencies.

Backlog was $420 and $310 as of September 29, 1996 and September 30, 1995, respectively. Backlog consists of firm purchase orders and commitments which typically are to be filled within the next twelve months. Management estimates that 25% of the backlog will be filled during the current fiscal year, however, since orders may be rescheduled or canceled and many of the Company's subsidiaries provide their products and services on a quick-turn basis and therefore have a backlog of only 4 to 6 weeks, backlog is not necessarily indicative of future sales levels.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in certain litigation arising in the ordinary course of business. In addition, as a result of the Merger, the Company is now party to certain litigation matters involving Orbit. Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See note 8 of the DII Group's 1995 Consolidated Financial Statements included in Part II, Item 8 of Form 10-K for the DII Group's contingencies and environmental matters and note 13 of Orbit's 1995 Consolidated Financial Statements included in Part II, Item 8 of Form 10-K for Orbit's contingencies and environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held a Special Meeting of the Stockholders on August 22, 1996. A proposal to approve and adopt an Agreement and Plan of Merger, dated as of June 9, 1996, among the DII Group, DII Merger Corp., a wholly-owned subsidiary of the DII Group, and Orbit Semiconductor, Inc. was voted on. Voting in favor were 4,866,414, opposed were 349,310, abstaining were 40,201, and broker non-votes were 24,256.

The shareholders approved the proposal to approve an amendment to the 1994 Stock Incentive Plan to increase the number of shares issuable thereunder from 925,000 to 2,000,000. Voting in favor were 4,650,596, opposed were 521,773, abstaining were 83,196, and broker non-votes were 24,616.

The shareholders approved the proposal to approve an amendment to the 1994 Employee Stock Purchase Plan to increase the number of shares issuable thereunder from 200,000 to 500,000. Voting in favor were 4,818,889, opposed were 408,471, abstaining were 52,461, and broker non-votes were 360.

ITEM 6(A).   EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

11.1              Statement regarding computation of per share earnings.

27                Financial Data Schedule.

ITEM 6(B).   REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 29, 1996. The following items were reported in the Form 8-K dated August 22, 1996:

Item 2. Acquisition or Disposition of Assets - The Company completed its acquisition of Orbit Semiconductor, Inc. pursuant to an Agreement and Plan of Merger, dated June 9, 1996, as approved by the stockholders of the Company and Orbit at the respective special meeting of stockholders at each company held on August 22, 1996.

Item 7. Financial Statements and Exhibits - The following pro forma financial information was included in said report:

         (i) Pro Forma Combined Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited);

         (ii) Pro Forma Combined Condensed Consolidated Statement of Income for the three months ended June 30, 1996 (unaudited);

         (iii) Pro Forma Combined Condensed Consolidated Statement of Income for the six months ended June 30, 1996 (unaudited);

         (iv) Pro Forma Combined Condensed Consolidated Statement of Income for the three months ended June 30, 1995 (unaudited);

         (v) Pro Forma Combined Condensed Consolidated Statement of Income for the six months ended June 30, 1995 (unaudited);


Item 8. Change in Fiscal Year - The Company changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the period ended December 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE DII GROUP, INC.





Date: November 12, 1996                     By: /s/Ronald R. Budacz
      ---------------------                     -------------------
                                                Ronald R. Budacz
                                                Chairman and
                                                Chief Executive Officer
                                                (Principal Executive Officer)






Date:  November 12, 1996                    By: /s/Carl R. Vertuca, Jr.
      ---------------------                     -----------------------
                                                Carl R. Vertuca, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)





Date:  November 12, 1996                     By: /s/Thomas J. Smach
      ---------------------                      ------------------
                                                 Thomas J. Smach
                                                 Vice President and
                                                     Corporate Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
11.1     Statement regarding computation of per share earnings.

27       Financial Data Schedule.