Form 10-K
period 1996-12-29
DII GROUP INC
filed 1997-03-20
CIK 899047

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO____________________

COMMISSION FILE NUMBER 0-21374

                              THE DII GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                      84-1224426
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                 organization)
   6273 MONARCH PARK PLACE, SUITE 200, NIWOT,                       80503
                    COLORADO                                      (Zip Code)
    (Address of principal executive offices)

        Registrant's telephone number, including area code: 303-652-2221

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title: COMMON STOCK, $0.01 PAR VALUE
Title: SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held by non-affiliates based upon the closing price at February 28, 1997:

                                  $327,631,682

            Shares of common stock outstanding at February 28, 1997:

                                   12,023,181

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding prospective sales growth and gross margins, new customers, contingencies, environmental matters and liquidity under "Part I,
Item 1 Business, Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Overview".

ITEM 1 -- BUSINESS

OVERVIEW

Dovatron International, Inc., was incorporated in March 1993 as a holding company to effectuate the electronics outsourcing business spin-off as a stand-alone public company from Dover Corporation on May 21, 1993. On January 31, 1996, the Company changed its name from "Dovatron International, Inc." to "The DII Group, Inc." (the "DII Group" or the "Company").

As more fully described in Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, DII Merger Corp., a wholly-owned subsidiary of the DII Group, Inc., merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996 and Orbit became a wholly-owned subsidiary of the DII Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies.

On August 22, 1996, the Company changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996.

The Company is a value-added electronics design, engineering and manufacturing service provider which operates through a global network of companies in North America, Europe and Southeast Asia. These companies are uniquely integrated to provide a broad range of related products and services, including semiconductor design and manufacturing of customer specific integrated circuits; initial printed circuit board design; manufacturing of prototype printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; in-circuit and functional test hardware and software; and final system configuration. By offering a comprehensive set of integrated manufacturing services, the Company believes it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company serves the electronics outsourcing industry through the following operating companies:

     Orbit Semiconductor ("Orbit") designs and manufactures quick-turn customer specific integrated circuits;

     Multilayer Technology ("Multek") manufactures high density, complex multilayer printed circuit boards on a quick-turn basis;

     Dovatron International ("Dovatron") assembles complex electronic circuits and final system configuration on a high and low volume contract basis;

     TTI Testron designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis;

     IRI International ("IRI") manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis; and

     Cencorp manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process.

ACQUISITIONS

The DII Group has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom quick-turn design, engineering and manufacturing services for original equipment manufacturing ("OEM") customers, from microelectronics circuits through the final assembly of finished products. Moreover, the Company's acquisitions enable the DII Group to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages, thereby enhancing its position as a leading provider of value-added design, engineering and manufacturing solutions. The Company has made the following acquisitions to expand its geographic presence and enhance its value-added design, engineering and manufacturing capabilities during the last three fiscal years:

            TRANSACTION                        DATE                  PRODUCTS OR SERVICES
            -----------                        ----                  --------------------
Semiconductor fabrication assets of       November 1996     Quick-turn customer specific integrated
Paradigm Technology, Inc.                                   circuits

Orbit Semiconductor, Inc.                 August 1996       Designer and manufacturer of quick-turn
                                                            customer specific integrated circuits

Chemtech (UK) Limited                     April 1996        Quick-turn stencils

Printed circuit board manufacturing       December 1995     Quick-turn prototype complex multilayer
and technology assets of Unisys                             printed circuit boards
Corporation

Contract electronic manufacturing         November 1995     Assembly of printed circuit boards
("CEM") assets of Square D Company

TTI Testron, Inc.                         August 1995       In-circuit and functional test
                                                            equipment

Test Technology Pte. Ltd.                 September 1994    In-circuit and functional test software
(Singapore)                                                 and equipment

Multilayer Technology, Inc.               September 1994    Quick-turn prototype complex multilayer
                                                            printed circuit boards

Sistemas Inteligentes Ceretronik,         July 1994         Assembly of printed circuit boards
S.A. de C.V. (Mexico)

CEM business of The Thielen Group,        May 1994          Assembly of printed circuit boards
Inc.

These acquisitions have played an important part in broadening the Company's presence in the global electronics marketplace, thereby enhancing the DII Group's capability to provide a wide range of related global electronics design, engineering and manufacturing services to a market increasingly dependent on outsourcing providers. Moreover, these acquisitions enhance the DII Group's ability to provide a comprehensive outsourcing technology solution to its customers.

INDUSTRY BACKGROUND

As a result of the growing capital-intensive nature of the manufacturing process coupled with the greater need for more sophisticated design, engineering and manufacturing processes, OEMs have turned increasingly to outside providers. Utilization of such outside providers enables the OEMs to focus their efforts on research, product design and development, and marketing. Other significant benefits of using outsourcing services include: reduced time-to-market, reduced capital investment, access to leading-edge manufacturing technology and design and engineering services, improved inventory management and purchasing power, and access to worldwide manufacturing sources. The Company believes that many OEMs now view outside manufactur-ing as a strategic manufacturing solution, rather than as a back-up source to in-house manufacturing capacity during peak periods.

Industry information regarding the Company's three primary product lines follows:

Custom Semiconductors

Electronic systems are generally composed of three major types of digital integrated circuits: microprocessor, memory and logic. Microprocessors are used for control and computing tasks, memory devices are used to store program instructions and data, and logic devices are used to customize these processing and storage capabilities to a specific application.

Logic circuits are found in virtually every electronic system. Logic circuits are utilized in a wide range of business and consumer applications including medical devices, computers, calculators, communications equipment, watches, automotive parts and defense-related products. Unlike processing and memory functions, most logic functions must be designed to fit each application in order to meet unique design requirements and to allow for differentiation of the particular end-product to provide advantages over the products of competitors. Although application specific standard products are effective in providing rapid time-to-market advantages, they typically do not allow system designers to provide product differentiation. As a result, system designers typically utilize application specific integrated circuits ("ASICs") that provide the specific logic component required for a specific electronic system. The ASIC market can be segmented into three areas: semicustom (MOS and bipolar gate arrays and linear arrays), custom (cell-based and full custom), and programmable logic devices (including field programmable gate arrays).

A leading industry source estimates that the 1995 worldwide merchant semiconductor sales amounted to $148.1 billion and will increase to $370.8 billion in 2000, a compounded annual growth rate of 20%. This source estimates that the 1995 sales of ASICs amounted to $15.7 billion and will increase to $31.6 billion in 2000, a compounded annual growth rate of 15%. The market for electronically programmable logic circuits was estimated by this source to be $1.8 billion in 1995 and is estimated to increase at a compounded annual growth rate of 20% to $4.4 billion in 2000.

High Performance Printed Circuit Boards

Printed circuit boards are the base used to interconnect the microprocessors, integrated circuits, capacitors, resistors, and other components critical to the operation of electronic equipment. Printed circuit boards are generally made of rigid fiberglass, rigid paper or thin flexible plastic. In recent years, the trend in the electronics industry has generally been to increase the speed and performance of components, while reducing their size. This advancement in component technology has driven the change in printed circuit board design to higher density printed circuits. Multek has invested in the advanced engineering systems and process equipment needed to meet these density requirements.

Based upon industry sources, the domestic market for all printed circuit boards in 1996 was approximately $7.4 billion and should grow to approximately $9.7 billion by the end of 2000, a compounded annual growth rate of 7%. These industry sources estimate that the domestic market for high performance printed circuit boards in 1996 was approximately $589 million and should grow to approximately $1,126 million by the end of 2000, a compounded annual growth rate of 18%.

Systems Assembly and Distribution

The assembly of printed circuit boards involves the attachment of various electronic components, such as integrated circuits, capacitors, resistors, and processors to printed circuit boards. Low price and high quality are now considered to be entry level standards for companies in the industry. World class contract manufacturers have expanded their services beyond printed circuit board assembly and test to include both front-end services, such as engineering, materials management and fabrication, and back-end services, such as system assembly, integration and distribution/fulfillment. Successful contract manufacturers are becoming increasingly important in helping OEMs to introduce new products, faster, more frequently and with a greater number of features than in previous product generations. As a result, some production volumes are smaller with shorter lead times for products targeted at specialized niche markets. The ability to provide OEMs with product design capabilities, quick-turn prototyping and complete solutions will be critical to the future success of the contract manufacturers relationships with OEMs.

A leading industry source estimates that the contract manufacturing industry was approximately $45.6 billion in 1995 and should grow to approximately $117.0 billion by the end of 1999, a compounded annual growth rate of approximately 27%. The Company believes that contract manufacturers who can meet the increasingly stringent cycle time, quality and technology needs of customers in fast-growing, high value-added industry sectors will grow at a marginally faster rate than the overall CEM market.

STRATEGY

The Company's business strategy is to aggressively expand its products and services to be the fastest and most comprehensive provider of custom quick-turn design, engineering and manufacturing services for OEM customers, from microelectronics circuits through the final assembly of finished products. The Company seeks to establish "partnerships" with its customers by being involved in the early stages of their product development by providing integrated quick-turn design, engineering and manufacturing services. Key elements of the Company's strategy include:

Networked business units: The Company's products and services are delivered to customers through its network of business units. Although these stand-alone business units operate independently in various sectors of the electronics industry, they are uniquely linked and integrated to provide custom design, engineering and manufacturing solutions to the customers of DII Group companies.

Global presence: The Company offers design, engineering and manufacturing capabilities in three major electronics markets of the world (North America, Europe and Southeast Asia). The Company currently maintains facilities throughout the United States (New York, Rhode Island, Florida, Illinois, Texas, Colorado, California and Minnesota); in Puebla and Guadalajara, Mexico; Cork, Ireland; Essex, England; Singapore; and Malacca, Malaysia. These regional facilities provide the size and flexibility required to meet the needs of smaller customers and the global reach required for larger customers.

Customer relationships: The DII Group companies participate in the early stages of product development with customers in targeted, fast-growing industry sectors who require complex outsourcing solutions together with minimum time-to-market. This enhances the Company's ability to realize higher margins on its products and services.

Expansion of range of products and services: The Company continues to meet the demanding and changing needs of its customers by expanding the breadth and depth of its products and services and developing new manufacturing processes. By adding a broad range of integrated products and services that extends from custom semiconductor design and prototype production coupled with initial printed circuit design and fabrication of bare boards to final systems assembly and in-circuit and functional testing, the Company is able to secure more fully integrated projects, which provides opportunities to enhance contract volume and profitability.

Networked marketing strategies: The DII Group markets individual products and services to customers through its business units. By integrating design, engineering and manufacturing solutions offered by its network of business units, the DII Group tailors product and service offerings which reduce the overall time it takes the customer to bring its products to market.

Technology and manufacturing leadership: The DII Group seeks to maintain technology leadership in order to secure partnerships with customers in the early stages of their product development and to support their quick-turn design, engineering and manufacturing requirements. In addition, the DII Group continues to invest in high-technology equipment enabling the DII Group companies to accept increasingly complex orders, which provides opportunities to enhance contract volume and profitability.

PRODUCTS AND SERVICES

The Company provides the following products and services to the global electronics manufacturing industry:

     Custom Semiconductors -- The Company designs and manufactures customer specific integrated circuits on a quick-turn basis through Orbit. This product line accounted for 14%, 16% and 20% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     High Performance Printed Circuit Boards -- The Company designs and manufactures high density, complex multilayer printed circuit boards on a quick-turn basis through Multek. This product line accounted for 16% and 14% of the Company's net sales in fiscal 1996 and 1995, respectively, and less than 10% of the Company's net sales in fiscal 1994.

     Systems Assembly and Distribution -- The Company assembles complex electronic circuits and final system configuration (contract electronics manufacturing) on a high and low volume contract basis through Dovatron. This product line accounted for 60%, 64% and 70% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Process Technologies -- The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI; designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron and manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp. This product line accounted for 10% of the Company's net sales in fiscal 1996 and less than 10% of the Company's net sales in fiscal 1995 and 1994.

With the above core competencies, the Company has the ability to provide customers with a total design, engineering and manufacturing outsourcing solution. The Company's ability to offer fully-integrated solutions with value-added front- and back-end product and process development capabilities coupled with global volume assembly capabilities provides customers significant speed-to-market and product cost improvements and reduces the customers' supplier base.

MANUFACTURING

Manufacturing information regarding the Company's three primary product lines follows:

Custom Semiconductors

Through Orbit, the Company manufactures customer specific integrated circuits on a quick-turn basis. Semiconductor manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, and the yield of acceptable die produced on each wafer. Other contributing factors include wafer size, number of fabrication steps, equipment utilization, process complexity and cleanliness. The manufacture of the Company's products is a complex process involving a number of precise steps, including wafer fabrication, assembly, burn-in, dicing, packaging and final test. The Company is continuously engaged in efforts to enhance its production processes to reduce its manufacturing costs and to increase capacity utilization. Larger wafer sizes and smaller process geometries generally result in lower costs through higher production yields.

The Company is in the process of transitioning its manufacturing and test operations from its 4-inch, 1.2 micron wafer fabrication facility to its newly acquired fabrication facility which utilizes a 6-inch, 0.6 micron process technology. This new facility with larger wafer sizes and finer geometries will result in lower manufacturing costs which should allow for more competitive pricing. In addition, Orbit has also entered into "fabless" manufacturing agreements with external foundries to supply larger wafers in higher volumes and denser geometries which can not be produced in Orbit's 6-inch, 0.6 micron wafer fabrication facility.

The Company performs wafer fabrication in a highly controlled, clean environment to minimize dust and other yield and quality limiting contaminants. Notwithstanding the highly controlled manufacturing operations, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks, or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of Orbit's manufacturing operations will largely be dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality integrated circuits. In this regard, Orbit employs rigorous quality controls throughout the manufacturing, screening, and testing processes to ensure that its manufacturing procedures and products achieve the objective quality standards that have been presented for the semiconductor manufacturing industry. Orbit's operations meet the quality standards of its customers, some of whom are governed by the requirements established by the United States Food and Drug Administration and the Department of Defense. In addition, the Company is certified under ISO 9001 standards.

High Performance Printed Circuit Boards

Through Multek, the Company manufactures high density, complex multilayer printed circuit boards. The manufacturing of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material onto the board to form the inter-layer electrical connections, and cutting the panels to shape.

Multilayering, which involves the placing of multiple layers of electrical circuitry on a single printed circuit board, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance the electrical signal must travel. The manufacturing of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances. Through the use of specialized materials such as polyimide, teflon, and reflon hybrids, Multek achieves multilayer circuit counts to 68 layers. The Company employs state-of-the-art manufacturing processes by working closely with equipment suppliers, many of which use Multek as a beta site for new technologies being introduced to the marketplace. Multek is certified ISO 9002.

Systems Assembly and Distribution

Through Dovatron, the Company produces complex printed circuit board assemblies using both surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies. The assembly of printed circuit boards involves the attachment of various electronic components, such as integrated circuits, capacitors, resistors, and processors to printed circuit boards. SMT is a method of assembling printed circuit boards whereby components are fixed directly onto the surface of the board instead of being inserted and soldered into plated holes on the board (the latter method being that of PTH). SMT offers the advantages of miniaturization and significant cost reductions. The higher density achieved through SMT also allows for shorter signal lengths, with resulting increases in signal speed potential and thermal performance.

Additionally, the Company has expanded its manufacturing processes to include the more advanced assembly processes of Ball Grid Array ("BGA") and Chip on Board ("COB") technologies. BGA technology utilizes packaged semiconductor die where the electrical connection from within the package is terminated on the outer surface of the package using solder alloy in the shape of a partial sphere. A BGA package, rather than using pins for leads, mounts to the printed circuit board using the balls located on the underside of the package. COB technology utilizes unpackaged or "bare" semiconductor die which are wire bonded onto the surface of the printed circuit board and then sealed with an epoxy.

The Company employs a multi-disciplined engineering team which provides design, engineering and manufacturing support to customers. In addition, the Company conducts design-for-manufacturability reviews and when appropriate, recommends design changes to reduce manufacturing costs or lead times, increase manufacturing yields and the quality of the printed circuit boards or finished assemblies, and enhance the ability to automate assembly.

The Company has expanded its services beyond printed circuit board assembly and test to include both front-end services, such as engineering, materials management and fabrication, and back-end services, such as system assembly, integration and distribution/fulfillment. Quality remains a key focus, as all seven of Dovatron's global manufacturing facilities are ISO 9002 certified.

MARKETING AND CUSTOMER PROFILE

Products and services are marketed through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of company brochures, data sheets and technical information. Additionally, the DII Group companies participate in various industry trade shows on a regular basis. Individual products and services are marketed to customers though direct sales personnel and independent manufacturers' representatives. The DII Group's sales and marketing functions link the DII Group companies to provide fully integrated custom design, engineering and manufacturing solutions to its customers. Through the integration of design, engineering and manufacturing solutions offered by its network of business units, the DII Group companies provide customer specific products and services to reduce customer time-to-market and decrease total manufacturing costs. By participating in the early stages of high velocity product development with customers in targeted, fast-growing industry sectors, the DII Group believes it can develop long-term relationships with its customers, expand into new markets and enhance profitability.

The Company generates international sales from its regional manufacturing facilities in Mexico, Europe and Southeast Asia. The Company's international operations generated approximately 25%, 32% and 28% of total net sales in fiscal 1996, 1995 and 1994, respectively. See Note 12 of the Company's 1996 Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding financial information by geographic areas.

At any given time, certain customers may account for significant portions of the Company's business. No customer accounted for more than 10% of net sales during fiscal 1996. Standard Microsystems Corporation ("SMC") accounted for 10% and 24% of net sales in fiscal 1995 and 1994, respectively. Seagate Technology, Inc. ("Seagate") accounted for 13% and 10% of net sales in fiscal 1995 and 1994, respectively. No other customer accounted for more than 10% of net sales during fiscal 1995 or 1994. The Company's top ten customers accounted for 43%, 46% and 55% of net sales in fiscal 1996, 1995 and 1994, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results. The Company's contracts generally do not provide the DII Group with any firm long-term volume purchase commitments. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure due to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are data communications, computer and peripherals, telecommunications, industrial, instrumentation and medical.

BACKLOG

Although the Company obtains firm purchase orders from its customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

SUPPLIERS

A substantial portion of the Company's net sales is derived from Dovatron through turnkey manufacturing, whereby Dovatron provides both materials procurement and assembly. The Company uses numerous suppliers of electronic components and other materials for its operations. In turnkey manufacturing, the Company typically bears a short-term risk of component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have, from time to time, short-term adverse effects on the Company's business.

Orbit obtains certain components and materials necessary for its manufacturing operations from a sole supplier or a limited number of suppliers. In particular, Photronics, Inc., provides in excess of 90% of Orbit's photoplates and MEMC Electronic Materials, Inc., provides in excess of 80% of Orbit's silicon wafer requirements. Orbit's reliance on a sole or a limited number of suppliers, as well as its reliance on outside subcontractors for packaging and certain other tasks, involves several risks, including potential inability to obtain an adequate supply of required components and reduced control over the price, timely delivery, reliability and quality of components. There can be no assurance that problems will not occur in the future with suppliers or subcontractors. Disruption or termination of Orbit's supply sources could delay shipments by the Company and could have a material adverse effect on the DII Group's business and results of operations. Any prolonged inability to obtain timely deliveries or any other circumstances that would require Orbit to seek alternative sources of supply or to manufacture certain components internally would have a material adverse effect on the DII Group's business and results of operations.

COMPETITION

Today's technology marketplace is more competitive than ever. In an environment characterized by compressed product life cycles, global competition, rapid technological change, increasingly stringent quality and service expectations, and constant profit margin pressure due to unrelenting price pressure, OEMs have a growing need to limit asset risks, improve returns on invested capital, and most importantly, focus their resources on their own core competencies of product development and marketing. These factors place corresponding competitive pressures on the outsourcing industry.

The DII Group competes against numerous domestic and foreign companies. The Company also faces competition from current and prospective customers, which evaluate the Company's capabilities against the merits of manufacturing their products internally. Certain of the Company's competitors have substantially greater design, engineering and manufacturing services, financial, research and development, and marketing resources than the DII Group. To remain competitive, the DII Group will be required to continue to make substantial capital outlays to develop and provide technologically advanced design, engineering and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price.

Competition in the electronics outsourcing industry is based upon technology, service, design, engineering and manufacturing capability, quality, price, and the ability to deliver finished products on an expeditious and reliable basis. In order to differentiate itself in this intensely competitive market, the DII Group continues to expand the breadth and depth of its products and services. By focusing on being the fastest and most comprehensive provider of custom quick-turn design, engineering and manufacturing services for OEM customers, from microelectronics circuits through the final assembly of finished products, the DII Group believes it is better able to compete in its markets.

ENVIRONMENTAL REGULATION

The Company's operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing processes. The Company believes that it is currently operating in compliance with applicable regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, earnings or competitive position.

The Company has joined together with other potentially responsible parties ("PRPs") to negotiate with the New York Department of Environmental Conservation (NYDEC) concerning the performance of a remedial investigation/feasibility study at the Roblin Steel Site. In connection therewith, the Company executed the Roblin Steel Site Deminimus Contributors (PRP) Participation Agreement. The Company's share of the Agreement is less than 2%. No Consent Order or Agreement concerning the performance of a remedial investigation/feasibility study has been reached with the NYDEC.

As a result of a series of evaluations initiated by the Company, the Company has become aware of certain environmental conditions that require remedial action at a formerly owned facility in Kirkwood, New York and a facility which is owned and leased out to a third party in Binghamton, New York. In the case of the Binghamton facility, the contamination was the result of leakage from an underground storage tank used by a former owner; while in the case of the Kirkwood facility, the evaluations found traces of a chemical solvent used in a manufacturing process. The Company has hired an environmental engineering firm to undertake certain remedial actions. In August 1995, the NYDEC contacted the Company to enter into discussions regarding a remedial investigation/feasibility study ("RI/FS") and RI/FS Orders for both sites. The Company intends to enter into negotiations with the NYDEC with respect to remedial investigation/feasibility studies and the necessity, if any, for RI/FS Orders.

The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying consolidated financial statements.

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

EMPLOYEES

The Company employs approximately 4,000 employees worldwide, the majority of whom are engaged in manufacturing operations. Approximately 515 employees at the Cork, Ireland and Puebla, Mexico facilities are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

The Company holds patents and also owns certain registered trademarks. The Company does not believe that such patents and trademarks are material to its business.

The Company has devoted significant resources to develop its current level of expertise, and believes that its unpatented proprietary know-how and processes are valuable assets that have been and will continue to be important to the Company's business. The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions, as well as the confidentiality and loyalty of its employees, to protect its know-how processes. The failure of the Company to protect its material know-how and processes could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that the steps taken by the Company will be adequate to protect its proprietary rights or that a competitor will not independently develop know-how or processes similar or superior to those of the Company.

Although the Company does not believe that its manufacturing processes infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. If any such claims arise, the Company will evaluate its merits, and may seek a license from the claimant. There can be no assurance that licenses, if needed by the Company, would be obtained on acceptable terms, that litigation will not occur or that damages for past infringement by the Company, if any, will not be material. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce intellectual property rights of the Company or to defend the Company against infringement claims. The failure to obtain necessary licenses or the advent of litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2 -- PROPERTIES

The Company currently occupies the following facilities:

                                                     NUMBER OF    SQUARE     OWNED/
             LOCATION BY PRODUCT LINE                LOCATIONS    FOOTAGE    LEASED
             ------------------------                ---------    -------    ------
CUSTOM SEMICONDUCTORS:
--------------------------
San Jose, California                                     1        61,800     Leased
Sunnyvale, California                                    2        76,600     Leased
Sunnyvale, California                                    1        28,100     Owned
HIGH PERFORMANCE PRINTED CIRCUIT BOARDS:
---------------------------------------------
Irvine, California                                       1        60,000     Owned
Roseville, Minnesota                                     1        68,000     Leased
SYSTEM ASSEMBLY AND DISTRIBUTION:
-------------------------------------
Anaheim, California                                      1        37,000     Leased
Binghamton, New York                                     1        110,000    Owned
Clearwater, Florida                                      1        58,000     Owned
Cork, Ireland                                            1        20,000     Leased
Cork, Ireland                                            1        50,000     Owned
Guadalajara, Mexico                                      1        33,000     Leased
Longmont, Colorado                                       1        70,000     Owned
Malacca, Malaysia                                        1        40,000     Leased
Puebla, Mexico                                           1        44,000     Owned
PROCESS TECHNOLOGIES:
-----------------------
Boulder, Colorado                                        1        14,000     Leased
Buffalo Grove, Illinois                                  1         9,000     Leased
Essex, United Kingdom                                    1        14,000     Leased
Gardenia, California                                     1        10,000     Leased
Johnson City, New York                                   1        20,000     Leased
Milpitas, California                                     1        10,000     Leased
Orlando, Florida                                         1        15,000     Leased
Penang, Malaysia                                         1         3,500     Leased
Richardson, Texas                                        1         9,000     Leased
Singapore                                                2        13,300     Leased
Tustin, California                                       1        12,000     Leased
Woonsocket, Rhode Island                                 1        20,000     Owned
CORPORATE HEADQUARTERS:
--------------------------
Niwot, Colorado                                          1         7,000     Leased
                                                                  -------
  Total                                                           913,300
                                                                  =======

An additional facility of 50,000 square feet located in Binghamton, New York is being leased to a third party. The Company also leases small amounts of office space in Atlanta, Georgia and Philadelphia, Pennsylvania. The Company believes that its facilities are well-maintained and suitable for their respective operations and have sufficient capacity to accommodate the expected growth of the Company in the foreseeable future.

ITEM 3 -- LEGAL PROCEEDINGS

A class action complaint for violations of federal securities law was filed against Orbit and three of its officers in 1995. The current amended complaint alleges that Orbit and the named officers misled the market for Orbit's then existing public common stock, by issuing a number of allegedly false or misleading statements. The amended complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The Company believes that the claims asserted in the amended complaint are without merit and intends to defend against such claims vigorously. There has been no discovery from the Company and the court has not yet set a trial date.

In addition to the above matter, the Company is involved in certain other litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See Note 10 of the Company's 1996 Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the Company's contingencies and environmental matters.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                           BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
       NAME         AGE       DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
       ----         ---    ----------------------------------------------------------
Ronald R. Budacz    50    Chairman and CEO of the Company since March 1993; President of Dover Electronics Company from 1988 until March 1993.

C.Y. Cheong         41    Vice President of the Company and Managing Director of the
                          Company's Asia-Pacific Operations since May 1995, Managing
                          Director of Dovatron Singapore from May 1993 until April
                          1995, Managing Director of Dover Electronics Singapore from
                          March 1992 until April 1993.

Mark D. Herbst      36    Vice President of the Company since February 1997; Group
                          Vice President of Process Technologies since May 1995; Vice
                          President/General Manager of IRI International from
                          September 1990 until May 1995.

Gary P. Kennedy     50    Director of the Company since August 1996; President of
                          Orbit Semiconductor since 1985.

Dermott O'Flanagan  45    Senior Vice President of the Company since March 1993;
                          President of Dovatron International since January 1995,
                          Managing Director of Dovatron Ireland Limited from March
                          1993 until January 1995, Managing Director of Dover
                          Electronics Ireland Limited (a division of Dover Electronics
                          Company) from January 1992 until March 1993.

Carl A. Plichta     46    Senior Vice President of the Company since March 1993;
                          Senior Vice President of Materials and MIS for Dovatron
                          International since January 1995, President of Dovatron
                          Manufacturing New York (division of Dovatron International,
                          Inc.) from March 1993 until January 1995, Vice President and
                          General Manager of Dover Electronics Manufacturing East
                          (division of Dover Electronics Company) from 1986 until
                          March 1993.

Steven C. Schlepp   40    Vice President of the Company and President of Multilayer
                          Technology since June 1996; President of Toppan West
                          Incorporated, a wholly owned subsidiary of Toppan Printing
                          Ltd., from January 1991 until June 1996.

Thomas J. Smach     36    Corporate Controller and Vice President of the Company since
                          March 1994; Certified Public Accountant with KPMG Peat
                          Marwick LLP from 1982 until March 1994.

Ronald R. Snyder    40    Senior Vice President of Sales and Marketing of the Company
                          since March 1994; President of Dovatron Manufacturing
                          Colorado (division of Dovatron International, Inc.) from
                          March 1993 until March 1994; Vice President and General
                          Manager of Dover Electronics Manufacturing West (division of
                          Dover Electronics Company) from 1988 until March 1993;
                          President of Cencorp, Inc. from 1987 until March 1994.

Carl R. Vertuca,    50    Director; Senior Vice President and Chief Financial Officer
  Jr.                     of the Company since March 1993; Storage Technology
                          Corporation Corporate Vice President: Midrange Systems from
                          June 1992 until February 1993 and Corporate Development from
                          June 1990 until June 1992.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market (the "NNM") tier of The Nasdaq Stock Market under the symbol "DIIG." The following table sets forth, the high and low sale prices on the NNM for the shares of Common Stock traded for the following periods.

                                     HIGH      LOW
    1996  First Quarter             $38.00     24.75
          Second Quarter             35.00     24.50
          Third Quarter              31.50     17.88
          Fourth Quarter             25.75     18.75
    1995  First Quarter              26.50     17.50
          Second Quarter             27.25     18.50
          Third Quarter              35.50     24.00
          Fourth Quarter             34.75     27.50

As of December 29, 1996, there were 2,192 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

The Company has never paid a cash dividend on its common stock since its spin-off as a stand-alone public company from Dover Corporation in May 1993. The Company presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

In October 1995, the Company issued $86,250,000 aggregate principal amount of its 6% convertible subordinated notes due 2002. There is no established public trading market for such securities. The Company believes that there are fewer than 100 holders of the notes.

ITEM 6 -- SELECTED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As more fully described in Note 2 of the Consolidated Financial Statements, DII Merger Corp., a wholly-owned subsidiary of the DII Group, Inc., merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996 and Orbit became a wholly-owned subsidiary of the DII Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies. The following consolidated financial data have been derived from the restated consolidated financial statements:

                                                             FOR THE FISCAL YEARS ENDED
                                                  1996(5)     1995     1994(4)    1993      1992
                                                  -------     ----     -------    ----      ----
SUMMARY OF OPERATIONS(1)(2):
Net sales                                         $458,893   396,978   258,464   165,339   126,558
Income from continuing operations before
  extraordinary item                                10,035    23,654     8,803     7,962     5,433
Primary earnings per share from continuing
  operations before extraordinary item(3)             0.80      1.96      0.81      0.96      0.69
Fully diluted earnings per share from continuing
  operations before extraordinary item(3)             0.80      1.90      0.81      0.96      0.69
CASH DIVIDENDS DECLARED                                 --        --        --        --     1,477

                                                                          DECEMBER 31,
                                                   DEC. 29,   ------------------------------------
                                                     1996      1995     1994(4)    1993      1992
                                                   --------    ----     -------    ----      ----
BALANCE SHEET DATA(1)(2):
Total assets                                       $335,851   327,311   211,460   124,158   54,835
Convertible subordinated notes                       86,250    86,250        --        --       --
Long-term financing obligations, excluding
  current installments                               12,938     9,401    31,872     3,747    2,356
Total stockholders' equity                          159,037   145,549   118,452    93,539   26,884

---------------

(1) Effective May 21, 1993, Dover Corporation distributed to its stockholders all of the outstanding shares of the Company (the Spin-off).

(2) See Note 2 of the Company's 1996 Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for acquisition information.

(3) The 6% convertible subordinated notes were antidilutive for fiscal 1996 and therefore not assumed to be converted for fully diluted earnings per share computations. The earnings per share data for fiscal 1993 and 1992 are presented on a pro forma basis as if the Spin-off had occurred on January 1 of the respective periods.

(4) The Company recorded a non-recurring pre-tax charge of $12,100 in fiscal 1994. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for additional information.

(5) The Company recorded a non-recurring pre-tax charge of $16,532 in fiscal 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for additional information.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated financial statements of the Company included in Part II, Item 8 of this Form 10-K.

OVERVIEW

On January 31, 1996, the Company changed its name from "Dovatron International, Inc." to "The DII Group, Inc." (the "DII Group" or the "Company").

As more fully described in Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, DII Merger Corp., a wholly-owned subsidiary of the DII Group, Inc., merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996 and Orbit became a wholly-owned subsidiary of the DII Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies.

On August 22, 1996, the Company changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. Accordingly, the accompanying consolidated financial statements are presented for the fiscal years ended December 29, 1996, December 31, 1995 and December 31, 1994. Each fiscal year contained approximately 52 weeks and is referred to herein as fiscal 1996, 1995 and 1994, respectively.

The Company is a value-added electronics design, engineering and manufacturing service provider which operates through a global network of companies in North America, Europe and Southeast Asia. These companies are uniquely integrated to provide a broad range of related products and services, including semiconductor design and manufacturing of customer specific integrated circuits; initial printed circuit board design; manufacturing of prototype printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; in-circuit and functional test hardware and software; and final system configuration. By being the fastest and most comprehensive provider of custom quick-turn design, engineering and manufacturing services for OEM customers, from microelectronics circuits through the final assembly of finished products, the Company believes it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company provides the following products and services to the global electronics outsourcing industry:

        Custom Semiconductors -- The Company designs and manufactures customer specific integrated circuits on a quick-turn basis through Orbit. This product line accounted for 14%, 16% and 20% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

        High Performance Printed Circuit Boards -- The Company designs and manufactures high density, complex multilayer printed circuit boards on a quick-turn basis through Multek. This product line accounted for 16% and 14% of the Company's net sales in fiscal 1996 and 1995, respectively, and less than 10% of the Company's net sales in fiscal 1994.

        Systems Assembly and Distribution -- The Company assembles complex electronic circuits and final system configuration (contract electronics manufacturing or "CEM") on a high and low volume contract basis through Dovatron. This product line accounted for 60%, 64% and 70% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

        Process Technologies -- The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI; designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron and manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp. This product line accounted for 10% of the Company's net sales in fiscal 1996 and less than 10% of the Company's net sales in fiscal 1995 and 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OVERVIEW (CONTINUED)

Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies and products on a timely basis. In addition, the level of sales can greatly shift based on whether certain projects are contracted on a turnkey basis where the Company purchases materials, versus a consignment basis where materials are provided by the customer.

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry (especially the semiconductor sector) in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry (especially the semiconductor sector) has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure due to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are data communications, computer and peripherals, telecommunications, industrial, instrumentation, and medical. The Company offers outsourcing capabilities in three major electronics markets of the world (North America, Europe and Southeast Asia). The Company's international operations generated approximately 25%, 32% and 28% of total net sales in fiscal 1996, 1995 and 1994, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have significantly reduced or delayed the volume of design, engineering and manufacturing services from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse affect on the Company's operating results. Although management believes the Company has a broad diversification of customers and markets, the Company has no material firm long-term commitments or volume guarantees from its customers.

At any given time, certain customers may account for significant portions of the Company's business. No customer accounted for more than 10% of net sales during fiscal 1996. Standard Microsystems Corporation ("SMC") accounted for 10% and 24% of net sales in fiscal 1995 and 1994, respectively. Seagate Technology, Inc. ("Seagate") accounted for 13% and 10% of net sales in fiscal 1995 and 1994, respectively. No other customer accounted for more than 10% of net sales during fiscal 1995 or 1994. The Company's top ten customers accounted for 43%, 46% and 55% of net sales in fiscal 1996, 1995 and 1994, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results. The Company's contracts generally do not provide the DII Group with any firm long-term volume purchase commitments. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

ACQUISITIONS

The DII Group has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom quick-turn design, engineering and manufacturing services for OEM customers, from microelectronics circuits through the final assembly of finished products. Moreover, the Company's acquisitions enable the DII Group to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages, thereby enhancing its position as a leading provider of value-added design, engineering and manufacturing solutions. These acquisitions have played an important part in broadening the Company's presence in the global electronics marketplace, thereby enhancing the DII Group's capability to provide a comprehensive outsourcing technology solution and global electronics design, engineering and manufacturing services to a market increasingly dependent on outsourcing providers.

Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the DII Group has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. The integration of certain operations following an acquisition will require the dedication of management resources that may distract attention from the day-to-day business of the Company.

See Note 2 of the Company's 1996 Consolidated Financial Statements included in
Part II, Item 8 of this Form 10-K for information regarding acquisitions.

FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. To date, the Company's hedging activity has been immaterial. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future.

OPERATING RESULTS--FISCAL 1996 COMPARED TO FISCAL 1995

Total net sales in fiscal 1996 increased $61,915 (16%) to $458,893 from $396,978 in fiscal 1995. Contract electronics manufacturing, which represented 60% of net sales in fiscal 1996, increased $22,476 (9%) to $274,651 from $252,175 (64% of net sales) in fiscal 1995. This increase was primarily attributable to the start-up of the Dovatron facility in Clearwater, Florida in November 1995, offset in-part by certain Dovatron customer deferrals and cancellations during fiscal 1996. More specifically, the planned phase-out of Dovatron Malaysia's largest customer (Seagate) was accelerated and certain other customers reduced their orders during the second half of the year.

Net sales for the Company's other products and services, which represented 40% of net sales in fiscal 1996, increased $39,439 (27%) to $184,242 from $144,803 (36% of net sales) in fiscal 1995. This increase is attributable to sales to existing customers, an expanding customer base, and the commencement of production at the Multek facility located in Roseville, Minnesota, which began limited production in April 1996, combined with the acquisitions of TTI Testron and Chemtech in August 1995 and April 1996, respectively. These acquisitions were accounted for as purchases with the results of operations of the acquired businesses included in the Company's results of operations from the acquisition dates forward.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1996 COMPARED TO FISCAL 1995 (CONTINUED)

Excluding non-recurring charges, gross profit in fiscal 1996 increased $10,877 to $88,283 from $77,406 in fiscal 1995. Excluding non-recurring charges, the gross margin decreased to 19.2% in fiscal 1996 as compared to 19.5% in fiscal 1995. This decrease is primarily the result of (i) under-absorbed overhead as a result of the accelerated phase-out of Dovatron Malaysia's largest customer combined with certain other Dovatron customer order reductions and reschedules during the second half of the year, (ii) 1996 pricing pressures relating to the decrease in the book-to-bill ratio in the semiconductor market, and (iii) Orbit's under-absorbed overhead associated with bringing its recently acquired 6-inch, 0.6 micron facility on-line, while winding down its 4-inch, 1.2 micron wafer fabrication facility. This transition process will be completed in stages through the end of 1997. The first shipment from the new Orbit facility is expected to occur in the second quarter of 1997 and the old facility is expected to be closed by the end of 1997. Therefore, continued pressure on the Company's gross margin is expected to continue through at least the first half of 1997. This new facility with larger wafer sizes and finer geometries will result in lower manufacturing costs which should allow for more competitive pricing.

SG&A expense increased $9,689 to $48,540 in fiscal 1996 from $38,851 in fiscal 1995. The percentage of SG&A expense to net sales was 10.6% and 9.8% for fiscal years 1996 and 1995, respectively. This is mainly attributable to (i) additional costs associated with the start-up of both Multek's facility in Roseville, Minnesota, and Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the TTI Testron and Chemtech acquisitions, which have product lines that carry higher SG&A expenses as a percentage of net sales and (iii) the building of the Company's sales and marketing, finance and other general and administrative infrastructure necessary to support the Company's projected sales growth in fiscal 1997.

Interest income decreased $80 to $1,732 in fiscal 1996 as compared to $1,812 in fiscal 1995. This change is attributable to the earnings generated on the invested cash and cash equivalents. Interest expense increased $2,418 to $6,267 in fiscal 1996 from $3,849 in fiscal 1995. This increase is mainly attributable to the issuance of the convertible subordinated notes in October 1995 as well as the increase in long-term financing obligations in connection with Orbit's newly acquired wafer fabrication facility.

Amortization expense increased $637 to $3,118 in fiscal 1996 from $2,481 in fiscal 1995. This increase is attributable to the amortization of the debt issue costs associated with the convertible subordinated notes issued in October 1995 and the amortization of the goodwill associated with the TTI Testron and Chemtech acquisitions.

Other income (net) decreased $65 for fiscal 1996 mainly as the result of increased provisions for doubtful accounts receivable and lower net gains realized on the sales of property, plant and equipment in fiscal 1996 as compared to fiscal 1995.

In the fourth quarter of 1996, the Company increased the estimated useful lives of certain equipment from four years to six years. The effects of this change in accounting estimate were to decrease fiscal 1996 depreciation expense by approximately $1,500 and to increase net income by approximately $1,020.

The 1996 non-recurring charges amounted to $16,532 and consisted of $4,649 of costs associated with the Orbit Merger and $11,883 of costs associated with the closing of Orbit's 4-inch, 1.2 micron wafer fabrication facility and its move into a newly acquired 6-inch, 0.6 micron facility. The $11,883 of costs include provisions of (i) $7,970 associated with the impairment of long-lived assets to be disposed of associated with the closing of Orbit's 4-inch, 1.2 micron wafer fabrication facility, (ii) $1,500 for 4-inch wafer inventory not recoverable on the 6-inch fabrication process, (iii) $1,763 associated with the write-off of Orbit's investment in a subsidiary established to expand Orbit's manufacturing capacity in Israel, and (iv) $650 of accrued expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1996 COMPARED TO FISCAL 1995 (CONTINUED)

associated with the closing and exit costs of Orbit's 4-inch, 1.2 micron wafer fabrication facility. The Israeli expansion was no longer required with the acquisition of the 6-inch, 0.6 micron facility.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings and tax credits. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. Foreign income from operations before income taxes and extraordinary item amounted to $4,650 and $6,969 in fiscal 1996 and 1995, respectively. Domestic income from operations before income taxes and extraordinary item amounted to $11,023 and $27,248 in fiscal 1996 and 1995, respectively. This mix of foreign and domestic income from operations before income taxes and extraordinary item and tax credits resulted in an estimated effective income tax rate of 36% and 31% in fiscal 1996 and 1995, respectively. Certain Orbit Merger costs were not deductible for income tax purposes in 1996. Excluding the merger costs, the effective income tax rate for fiscal 1996 was 32%.

The convertible subordinated notes are potentially dilutive securities and therefore require the Company to report fully diluted earnings per share. The calculation of fully diluted earnings per share in 1995 reflects the fact that the convertible subordinated notes were not outstanding for the entire year. For purposes of the calculation of fully diluted earnings per share in 1996, the convertible subordinated notes were antidilutive for 1996.

OPERATING RESULTS--FISCAL 1995 COMPARED TO FISCAL 1994

Total net sales in fiscal 1995 increased $138,514 (54%) to $396,978 from $258,464 in fiscal 1994. Contract electronics manufacturing, which represented 64% of net sales in fiscal 1995, increased $72,513 (40%) to $252,175 from $179,662 (70% of net sales) in fiscal 1994. This increase is attributable to sales to existing customers, an expanding customer base, and Dovatron's acquisitions in July and May of 1994 of Sistemas Inteligentes Ceretronik, known today as Dovatron de Mexico, and The Thielen Group, Inc., known today as Dovatron Southern California. These acquisitions were accounted for as purchases with the results of operations of the acquired businesses included in the Company's results of operations from the acquisition dates forward.

Net sales for the Company's other products and services, which represented 36% of net sales in fiscal 1995, increased $66,001 (84%) to $144,803 from $78,802 (30% of net sales) in fiscal 1994. This increase is attributable to sales to existing customers, an expanding customer base, and the August 1995 acquisition of TTI Testron and the September 1994 acquisitions of Multilayer Technology (Multek) and Test Technology. These acquisitions were accounted for as purchases with the results of operations of the acquired businesses included in the Company's results of operations from the acquisition dates forward.

Excluding non-recurring charges, gross profit for fiscal 1995 increased $32,429 to $77,406 from $44,977 for fiscal 1994. Excluding non-recurring charges, the gross margin increased to 19.5% in fiscal 1995 from 17.4% in fiscal 1994. This increase is attributable to the acquired businesses included in the Company's results of operations from the acquisition dates forward. The Dovatron acquisitions have a higher mix of consignment customers, where materials are provided by the customer and therefore generate lower sales and higher margins. In addition, the Multek, Test Technology and TTI Testron acquisitions generate higher margins due to the fact that they sell their products and services to design engineers who require quick-turn service to increase speed-to-market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1995 COMPARED TO FISCAL 1994 (CONTINUED)

SG&A expense increased $17,134 to $38,851 in fiscal 1995 from $21,717 in fiscal 1994. The percentage of SG&A expense to net sales was 9.8% and 8.4% in fiscal 1995 and fiscal 1994, respectively. The increase in 1995 SG&A expense as a percentage of net sales is attributable to higher advertising and promotional spending at Orbit, and the acquired businesses included in the Company's results of operations from the acquisition dates forward. This results from the acquired Dovatron CEM companies carrying a higher mix of consignment work versus turnkey. In addition, the three quick-turn businesses (Test Technology, Multek and TTI Testron) also carry higher SG&A expenses as a percentage of net sales due to the differences in their product lines versus the Company's historical product and service offerings.

Interest expense increased $2,909 to $3,849 for fiscal 1995 from $940 for fiscal 1994. This increase is attributable to the incremental borrowings resulting primarily from the issuance of the convertible subordinated notes in October 1995 (see "Liquidity, Capital Resources and Commitments").

Amortization expense increased $1,703 to $2,481 for fiscal 1995 from $778 for the fiscal 1994. This increase is attributable to the amortization of debt issuance costs associated with the convertible subordinated notes issued in October 1995 and the amortization of the goodwill associated with the acquisitions.

Other income (net) decreased $161 for fiscal 1995. This decrease is substantially related to the recovery in fiscal 1994 of receivables written-off in prior years offset by net gains on sales of property, plant and equipment and foreign currency transactions in fiscal 1995 as compared to net losses on foreign currency transactions in fiscal 1994.

The Company recognized non-recurring charges in the fourth quarter of 1994 totaling $12,100 which was comprised of (i) aggregate inventory write-offs of $5,105, (ii) aggregate receivable write-offs of $5,603, (iii) aggregate equity investments write-offs of approximately $904, and (iv) miscellaneous provisions of $488.

The $12,100 of charge-offs were primarily attributable to the operations of the Dovatron operation located in Colorado. The $12,100 includes a one-time charge of $9,200 associated with a write-down of assets relating to contracts with two undercapitalized start-up companies whose plans to strengthen their capital positions were continually delayed. The $9,200 represents substantially all of the Company's assets relating to these two accounts, including $904 which related primarily to the write-off of equity investments in the two start-up companies.

In addition, the Company recorded a $2,900 adjustment to inventory during the fourth quarter of 1994. This adjustment related to the following components: inventory shrink of $1,205, overstatement of labor and overhead included in work-in-progress of $500, inventory purchases in excess of committed sales price of $295, and excess and obsolete inventory of $900. Although management believes that the substantial majority of the $2,900 adjustment relates to fiscal 1994, management is unable to determine how much of this adjustment relates to prior quarters versus the fourth quarter of 1994. In addition, management was unable to identify the exact cause of the inventory shrink and excess and obsolete inventory adjustments but believes the primary causes could include scrap incurred during the manufacturing process in excess of historical experience, purchasing inventory in excess of firm purchase orders, and inventory which may have been lost or stolen during the fourth quarter 1994 relocation of Dovatron's Colorado facility. The identification and income statement recognition of the amount of the adjustment applicable to earlier 1994 quarters may impact the comparability of the quarterly information.

Foreign and domestic income from operations before income taxes and extraordinary item amounted to $6,969 and $27,248 for fiscal 1995, respectively. Tax credits and this mix of foreign and domestic income from operations before income taxes and extraordinary item and tax credits resulted in a consolidated tax expense of $10,563 for fiscal 1995. Foreign and domestic income from operations before income taxes and extraordinary item amounted to $6,004 and $5,592 for fiscal 1994, respectively. This mix of foreign and domestic income

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1995 COMPARED TO FISCAL 1994 (CONTINUED)

from continuing operations before income taxes and extraordinary item resulted in a consolidated tax expense of $2,793 for fiscal 1994.

The fourth quarter 1995 includes an extraordinary non-cash write-off of the unamortized historical debt issuance costs of $708, net of tax, resulting from the early extinguishment of debt (see "Liquidity, Capital Resources and Commitments").

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At December 29, 1996, the Company had working capital of $86,707 and a current ratio of 2.2 compared to working capital of $96,332 and a current ratio of 2.2 at December 31, 1995. Cash and cash equivalents at December 29, 1996 were $25,010, a decrease of $30,523 from $55,533 at December 31, 1995. This decrease resulted from cash used by 1996 investing and financing activities of $35,054 and $19,848, respectively, offset by cash provided by 1996 operating activities of $24,355.

Net cash flows used by investing activities amounted to $35,054 and $35,658 in fiscal 1996 and 1995, respectively. Capital expenditures amounted to $33,274 and $40,697 in fiscal 1996 and 1995, respectively. In addition to the Company's continued investment in state-of-the-art, high-technology equipment which enables the Company to accept increasingly complex orders, significant capital expenditures included in investing activities in 1996 include approximately $6,600 for Orbit's purchase of its 6-inch, 0.6 micron facility. Significant capital expenditures in 1995 include approximately $17,500 for Dovatron's purchase of the CEM assets of the Square D Company and Multek's purchase of the printed circuit board manufacturing and technology assets of Unisys Corporation in Roseville, Minnesota. The Company sold $276 and $3,930 of equipment in fiscal 1996 and 1995, respectively, to allow for the potential replacement of older equipment with state-of-the-art, high technology equipment.

The Company purchased Chemtech Limited in fiscal 1996 for $2,056, net of cash acquired, and TTI Testron for $4,559, net of cash acquired in fiscal 1995. See
Note 2 of the Company's Consolidated Financial Statements included in Part II,
Item 8 of this Form 10-K for information regarding business acquisitions.

Net cash flows used by financing activities amounted to $19,848 in fiscal 1996. Financing activities provided net cash of $50,381 in fiscal 1995. The Company repaid $16,896 and $4,124 of notes payable to sellers of various businesses acquired in 1996 and 1995, respectively. The Company also repaid $6,540 and $34,418 in long-term financing obligations in fiscal 1996 and 1995, respectively. The Company borrowed $32,960 in fiscal 1994 primarily to finance the Company's 1994 acquisitions and Dovatron's manufacturing facility and related equipment for its Colorado facility. The Company refinanced these obligations in fiscal 1995 through the issuance of $86,250 6% convertible subordinated notes. This resulted in an extraordinary non-cash write-off of unamortized historical debt issuance costs of $708, net of tax, resulting from the early extinguishment of the related debt.

Interest on the 6% convertible subordinated notes is payable on April 15 and October 15 of each year. The notes are convertible, at the option of the note holders, into common stock at an initial conversion price of $37.50 per share and will mature on October 15, 2002 unless previously converted or redeemed. The notes may be redeemed by the Company on or after October 15, 1998.

At December 29, 1996, the Company had a $60,000 senior secured revolving line-of-credit which expires in June 1998. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants as of December 29, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS (CONTINUED)

Management believes that cash generated from operations, existing cash reserves, leasing capabilities, and the line-of-credit availability will be adequate to fund the Company's current capital commitments.

The Company's operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing processes. The Company believes that it is currently operating in compliance with applicable regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, earnings or competitive position.

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

See Note 10 of the Company's Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a description of commitments and contingencies.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

        - Independent Auditors' Report.

        - Consolidated Statements of Income -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

        - Consolidated Balance Sheets -- December 29, 1996 and December 31,
          1995.

        - Consolidated Statements of Stockholders' Equity -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

        - Consolidated Statements of Cash Flows -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

        - Notes to Consolidated Financial Statements.

Financial Statement Schedule:

        The following items are included in Part IV, Item 14 (a) (2) of this Form 10-K:

        - Independent Auditors' Report.

        - Schedule II -- Valuation and Qualifying Accounts -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

                          INDEPENDENT AUDITORS' REPORT
                         ------------------------------

The Board of Directors
The DII Group, Inc.:

We have audited the accompanying consolidated balance sheets of The DII Group, Inc. and subsidiaries (the Company) as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended December 29, 1996, and each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The DII Group, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the 52 weeks ended December 29, 1996, and each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            /s/ KPMG Peat Marwick LLP
                                            KPMG Peat Marwick LLP

Denver, Colorado
January 28, 1997

                      THE DII GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except earnings per share data)

                                                                FOR THE FISCAL YEARS ENDED
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------    -------    -------
Net sales:
  Contract electronics manufacturing                          $274,651    252,175    179,662
  Other                                                        184,242    144,803     78,802
                                                              --------    -------    -------
          Total net sales                                      458,893    396,978    258,464
Cost of sales:
  Cost of sales                                                370,610    319,572    213,487
  Non-recurring charges                                          1,500         --      5,105
                                                              --------    -------    -------
          Total cost of sales                                  372,110    319,572    218,592
     Gross profit                                               86,783     77,406     39,872
Selling, general and administrative expenses                    48,540     38,851     21,717
Non-recurring charges                                           15,032         --      6,995
Interest income                                                 (1,732)    (1,812)    (1,813)
Interest expense                                                 6,267      3,849        940
Amortization of intangible assets                                3,118      2,481        778
Other, net                                                        (115)      (180)      (341)
                                                              --------    -------    -------
     Income before income taxes and extraordinary item          15,673     34,217     11,596
Income tax expense                                               5,638     10,563      2,793
                                                              --------    -------    -------
     Income before extraordinary item                           10,035     23,654      8,803
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $472                                        --        708         --
                                                              --------    -------    -------
          Net income                                          $ 10,035     22,946      8,803
                                                              ========    =======    =======
Earnings (loss) per common share:
  Primary:
     Income before extraordinary item                         $   0.80       1.96       0.81
     Extraordinary item                                             --      (0.06)        --
                                                              --------    -------    -------
                                                              $   0.80       1.90       0.81
                                                              ========    =======    =======
  Fully diluted:
     Income before extraordinary item                         $   0.80       1.90       0.81
     Extraordinary item                                             --      (0.05)        --
                                                              --------    -------    -------
                                                              $   0.80       1.85       0.81
                                                              ========    =======    =======
Weighted average number of common shares and equivalents
  outstanding:
     Primary                                                    12,537     12,077     10,853
     Fully diluted                                              12,537     12,814     10,853

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                                              DECEMBER 29,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents                                     $ 25,010        55,533
  Accounts receivable, net of allowance for doubtful
     accounts of $1,771 and $1,685                                79,851        63,340
  Inventories                                                     47,008        52,746
  Deferred income taxes                                            3,905         2,164
  Other                                                            4,924         4,290
                                                                --------       -------
          Total current assets                                   160,698       178,073
                                                                --------       -------
Property, plant and equipment                                    106,977        83,281
Goodwill, net of accumulated amortization of $5,463 and
  $2,962                                                          63,594        61,119
Debt issue costs, net of accumulated amortization of $542
  and $66                                                          2,613         2,792
Other                                                              1,969         2,046
                                                                --------       -------
                                                                $335,851       327,311
                                                                ========       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $ 46,748        46,904
  Accrued expenses                                                 7,921         7,441
  Accrued compensation and benefits                                6,808         6,857
  Accrued interest payable                                         1,116         1,182
  Notes payable to sellers of businesses acquired                    826        16,588
  Current installments of long-term financing obligations         10,572         2,769
                                                                --------       -------
          Total current liabilities                               73,991        81,741
                                                                --------       -------
Convertible subordinated notes payable                            86,250        86,250
Long-term financing obligations, excluding current
  installments                                                    12,938         9,401
Notes payable to sellers of businesses acquired                    1,262         2,135
Deferred income taxes                                              1,370         1,484
Other                                                              1,003           751
Commitments and contingent liabilities
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued                                          --            --
  Common stock, $0.01 par value; 45,000,000 shares
     authorized; 11,964,415 and 11,401,093 shares issued and
     outstanding                                                     120           114
  Additional paid-in capital                                      91,976        87,474
  Retained earnings                                               74,783        64,748
  Cumulative foreign currency translation adjustments             (3,849)       (3,443)
  Deferred stock compensation                                     (3,993)       (3,344)
                                                                --------       -------
          Total stockholders' equity                             159,037       145,549
                                                                --------       -------
                                                                $335,851       327,311
                                                                ========       =======

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                  CUMULATIVE         NET
                                                                                    FOREIGN       UNREALIZED       DEFERRED
                                                          ADDITIONAL               CURRENCY     GAIN (LOSS) ON     EMPLOYEE
                                     PREFERRED   COMMON    PAID-IN     RETAINED   TRANSLATION     MARKETABLE        STOCK
                                       STOCK     STOCK     CAPITAL     EARNINGS   ADJUSTMENTS     SECURITIES     COMPENSATION
                                     ---------   ------   ----------   --------   -----------   --------------   ------------
Balance at December 31, 1993          $ 1,083       95      59,023      33,429       --                (37)            (54)
  Net income                            --        --         --          8,803       --             --              --
  Issuance of 61,170 shares of
    common stock under employee
    stock plans                         --           1         526       --          --             --              --
  Deferred employee stock
    compensation                        --        --           139       --          --             --                (139)
  Amortization of deferred employee
    stock compensation                  --        --         --          --          --             --                  36
  Issuance of 1,172,250 shares of
    common stock, net of $2,636 of
    issuance costs                                  12      16,890       --          --             --              --
  Conversion of preferred stock        (1,083)       2       1,081       --          --             --              --
  Issuance of 30,000 shares of
    common stock for a business
    acquisition                         --           1         499       --          --             --              --
  Change in unrealized loss on
    marketable securities, net of
    tax                                 --        --         --          --          --                 62          --
  Foreign currency translation
    adjustments                         --        --         --          --         (1,917)         --              --
                                      -------    ------     ------      ------      ------          ------          ------
Balance at December 31, 1994            --         111      78,158      42,232      (1,917)             25            (157)
  Net income                            --        --         --         22,946       --             --              --
  Issuance of 297,966 shares of
    common stock under employee
    stock plans                         --           3       1,465       --          --             --              --
  Tax benefit on common stock
    issued under employee stock
    plans                               --        --         2,947       --          --             --              --
  Amortization of deferred employee
    stock compensation                  --        --         --          --          --             --               1,493
  Deferred employee stock
    compensation                        --        --         4,680       --          --             --              (4,680)
  Conversion of note payable to
    sellers of businesses acquired
    into common stock                   --        --           224
  Conformance of fiscal year-end of
    a pooling-of-interest business
    combination                                              --           (430)      --             --              --
  Change in unrealized gain on
    marketable securities, net of
    tax                                 --        --         --          --          --                (25)         --
  Foreign currency translation
    adjustments                         --        --         --          --         (1,526)         --              --
                                      -------    ------     ------      ------      ------          ------          ------
Balance at December 31, 1995            --         114      87,474      64,748      (3,443)         --              (3,344)
  Net income                            --        --         --         10,035       --             --              --
  Issuance of 469,131 shares of
    common stock under employee
    stock plans                         --           5       1,690       --          --             --              --
  Tax benefit on common stock
    issued under employee stock
    plans                               --        --           846       --          --             --              --
  Amortization of deferred employee
    stock compensation                  --        --         --          --          --             --               1,084
  Issuance of 86,666 shares of
    common stock under deferred
    employee stock compensation         --           1       1,732       --          --             --              (1,733)
  Issuance of 7,525 shares of
    common stock under directors
    stock plan                          --        --           234       --          --             --              --
  Foreign currency translation
    adjustments                         --        --         --          --           (406)         --              --
                                      -------    ------     ------      ------      ------          ------          ------
Balance at December 29, 1996          $ --         120      91,976      74,783      (3,849)         --              (3,993)
                                      =======    ======     ======      ======      ======          ======          ======


                                      TOTAL
                                      -----
Balance at December 31, 1993          93,539
  Net income                           8,803
  Issuance of 61,170 shares of
    common stock under employee
    stock plans                          527
  Deferred employee stock
    compensation                       --
  Amortization of deferred employee
    stock compensation                    36
  Issuance of 1,172,250 shares of
    common stock, net of $2,636 of
    issuance costs                    16,902
  Conversion of preferred stock        --
  Issuance of 30,000 shares of
    common stock for a business
    acquisition                          500
  Change in unrealized loss on
    marketable securities, net of
    tax                                   62
  Foreign currency translation
    adjustments                       (1,917)
                                     -------
Balance at December 31, 1994         118,452
  Net income                          22,946
  Issuance of 297,966 shares of
    common stock under employee
    stock plans                        1,468
  Tax benefit on common stock
    issued under employee stock
    plans                              2,947
  Amortization of deferred employee
    stock compensation                 1,493
  Deferred employee stock
    compensation                       --
  Conversion of note payable to
    sellers of businesses acquired
    into common stock                    224
  Conformance of fiscal year-end of
    a pooling-of-interest business
    combination                         (430)
  Change in unrealized gain on
    marketable securities, net of
    tax                                  (25)
  Foreign currency translation
    adjustments                       (1,526)
                                     -------
Balance at December 31, 1995         145,549
  Net income                          10,035
  Issuance of 469,131 shares of
    common stock under employee
    stock plans                        1,695
  Tax benefit on common stock
    issued under employee stock
    plans                                846
  Amortization of deferred employee
    stock compensation                 1,084
  Issuance of 86,666 shares of
    common stock under deferred
    employee stock compensation        --
  Issuance of 7,525 shares of
    common stock under directors
    stock plan                           234
  Foreign currency translation
    adjustments                         (406)
                                     -------
Balance at December 29, 1996         159,037
                                     =======

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                FOR THE FISCAL YEARS ENDED
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------    -------    -------
Cash flows from operating activities:
  Net income                                                  $ 10,035     22,946      8,803
  Adjustments to reconcile net income to net cash provided
     by (used) operating activities:
       Extraordinary loss on early extinguishment of debt           --      1,180         --
       Depreciation                                             24,842     13,615      8,293
       Amortization                                              3,544      2,481        778
       Provision for doubtful receivables                          519        163      5,370
       Deferred income taxes                                    (1,855)     1,821     (1,405)
       Loss (gain) on sales of property, plant and equipment       (26)      (103)        29
       Stock plan compensation                                   1,318      1,493         36
       Other                                                      (655)    (1,363)      (420)
       Changes in operating assets and liabilities,
          excluding effects of acquisitions:
          Accounts receivable                                  (16,504)   (14,495)   (19,684)
          Inventories                                            5,586    (19,731)    (8,607)
          Other assets                                          (1,832)       167     (4,204)
          Accounts payable                                        (871)    13,482     13,083
          Accrued expenses                                         254      4,431     (5,163)
                                                              --------    -------    -------
          Net cash provided (used) by operating activities      24,355     26,087     (3,091)
                                                              --------    -------    -------
Cash flows from investing activities:
  Proceeds from sales of marketable securities                      --      4,845     95,167
  Purchases of marketable securities                                --         --    (65,251)
  Payments for business acquisitions, net of cash acquired      (2,056)    (4,559)   (47,077)
  Additions to property, plant and equipment                   (33,274)   (40,697)   (21,081)
  Proceeds from sales of property, plant and equipment             276      3,930        219
  Grant proceeds received from the Ireland IDA applied to
     property, plant and equipment                                  --        823      1,318
                                                              --------    -------    -------
       Net cash used by investing activities                   (35,054)   (35,658)   (36,705)
                                                              --------    -------    -------
Cash flows from financing activities:
  Repayments of long-term financing obligations                 (6,540)   (34,418)    (3,029)
  Proceeds from issuance of long-term financing obligations      1,190        738     32,960
  Debt issuance costs                                             (297)    (3,283)    (1,030)
  Repayments of notes payable to sellers of businesses
     acquired                                                  (16,896)    (4,124)    (6,307)
  Proceeds from stock issued under stock plans                   1,695      1,468        527
  Proceeds from convertible subordinated notes payable              --     86,250         --
  Net proceeds from issuance of common stock                        --         --     16,902
  Proceeds from (disbursements on) notes receivable              1,000         --       (415)
  Restricted cash transferred to unrestricted cash                  --      3,750         --
                                                              --------    -------    -------
       Net cash provided (used) by financing activities        (19,848)    50,381     39,608
                                                              --------    -------    -------
Effect of exchange rate changes on cash                             24       (438)      (516)
                                                              --------    -------    -------
       Net increase (decrease) in cash and cash equivalents    (30,523)    40,372       (704)
Cash and cash equivalents at beginning of year                  55,533     15,161     15,865
                                                              --------    -------    -------
Cash and cash equivalents at end of year                      $ 25,010     55,533     15,161
                                                              ========    =======    =======

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) BACKGROUND

Dovatron International, Inc., was incorporated in March 1993 as a holding company to effectuate the electronics outsourcing business spin-off as a stand-alone public company from Dover Corporation on May 21, 1993. On January 31, 1996, the Company changed its name from "Dovatron International, Inc." to "The DII Group, Inc." (the "DII Group" or the "Company").

As more fully described in Note 2 below, DII Merger Corp., a wholly-owned subsidiary of the DII Group, Inc., merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996 and Orbit became a wholly-owned subsidiary of the DII Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies.

On August 22, 1996, the Company changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. Accordingly, the accompanying consolidated financial statements are presented for the fiscal years ended December 29, 1996, December 31, 1995 and December 31, 1994. Each fiscal year included approximately 52 weeks and is referred to herein as fiscal 1996, 1995 and 1994, respectively.

     (B) DESCRIPTION OF BUSINESS

The Company is a value-added electronics manufacturing, engineering and design service provider which operates through a global network of companies in North America, Europe and Southeast Asia. These companies are uniquely integrated to provide a broad range of related products and services, including semiconductor design and manufacturing of customer specific integrated circuits; initial printed circuit board design; manufacturing of prototype printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; in-circuit and functional test hardware and software; and final system configuration.

The Company provides the following products and services to the global electronics manufacturing industry:

     Custom Semiconductors -- The Company designs and manufactures customer specific integrated circuits on a quick-turn basis through Orbit. This product line accounted for 14%, 16% and 20% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     High Performance Printed Circuit Boards -- The Company designs and manufactures high density, complex multilayer printed circuit boards on a quick-turn basis through Multek. This product line accounted for 16% and 14% of the Company's net sales in fiscal 1996 and 1995, respectively, and less than 10% of the Company's net sales in fiscal 1994.

     Systems Assembly and Distribution -- The Company assembles complex electronic circuits and final system configuration (contract electronics manufacturing) on a high and low volume contract basis through Dovatron. This product line accounted for 60%, 64% and 70% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Process Technologies -- The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI; designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron and manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp. This product line accounted for 10% of the Company's net sales in fiscal 1996 and less than 10% of the Company's net sales in fiscal 1995 and 1994.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (B) DESCRIPTION OF BUSINESS (CONTINUED)

Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of new processes, services, technologies and products on a timely basis. In addition, the level of revenues can fluctuate significantly based on whether certain projects are contracted on a turnkey basis, where the Company purchases materials, versus on consignment basis, where materials are provided by the customer.

The DII Group has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom design, engineering and manufacturing services for original equipment customers, from microelectronic circuits through the final assembly of finished products. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the DII Group has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. The integration of certain operations following an acquisition requires the dedication of management resources that may distract attention from the day-to-day business of the Company.

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry (especially the semiconductor sector) in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry (especially the semiconductor sector) has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure due to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are data communications, computers and peripherals, telecommunications, industrial, instrumentation, and medical.

The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Southeast Asia). The Company's international operations generated approximately 25%, 32% and 28% of total net sales in fiscal 1996, 1995 and 1994, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability.

     (C) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (D) TRANSLATION OF FOREIGN CURRENCIES

The Company's primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at year-end exchange rates while income and expense accounts are translated at weighted average exchange rates. Adjustments resulting from these translations are reflected in stockholders' equity as cumulative foreign currency translation adjustments. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. Gains and losses from these transactions are included in income as they occur. To date, the effect on income of such amounts has been immaterial.

In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. Gains and losses resulting from these agreements are deferred and reflected as adjustments of the related foreign currency transactions. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of December 29, 1996 or December 31, 1995.

     (E) CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all investment instruments with original maturities of three months or less to be cash equivalents.

     (F) INVENTORIES

Inventory costs include material, labor and overhead. An allowance is provided to reduce inventories to the lower of cost or market. Consideration is given to deterioration, obsolescence and other factors when establishing the allowance. Cost is determined using the first-in, first-out (FIFO) method.

     (G) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the cost of land, buildings, machinery and equipment and significant improvements of existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred.

Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 3 to 6 years for machinery and equipment. In the fourth quarter of 1996, the Company increased the estimated useful lives of certain equipment from four years to six years. The effects of this change in accounting estimate were to decrease fiscal 1996 depreciation expense by approximately $1,500 and to increase net income by approximately $1,020, or $0.08 per share.

     (H) GOODWILL AND DEBT ISSUANCE COSTS

Goodwill arising from business acquisitions is amortized using the straight-line method over 15 to 30 years. Debt issuance costs are amortized using the straight-line method over the term of the related debt.

     (I) IMPAIRMENT OF ASSETS

Long-lived assets, including goodwill, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (I) IMPAIRMENT OF ASSETS (CONTINUED)

of these assets and their eventual disposition, the Company's carrying value of these assets is reduced to fair value. Except as disclosed in Note 7, management does not believe current events or circumstances indicate that its long-lived assets, including goodwill, are impaired as of December 29, 1996.

     (J) INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (K) EMPLOYEE BENEFIT PLANS

The Company maintains various defined contribution plans for employees who have completed certain length of service and age requirements. Participants may elect to contribute a certain portion of their compensation on a pre-tax basis to the Plans. The Company matches various percentages of the participants' contributions up to a maximum percentage of their compensation.

The Company also maintains various deferred profit sharing plans for certain employees who have completed certain length of service requirements with certain business units. The Company may, subject to approval by the Board of Directors, contribute a portion of its profits to the Plans, which will be allocated to each participating business unit. Such contributions will be allocated to employees of the business units based upon their salary and years of service.

The Company's contribution to these plans amounted to $464, $749 and $849 in fiscal 1996, 1995 and 1994, respectively.

     (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise stated herein, the fair value of the Company's financial instruments approximate their carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments which approximate current market interest rates.

     (M) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when the amount of assessment and/or remediation costs are probable and can be reasonably estimated. The costs for a specific clean-up site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable generally based upon information derived from the remediation plan for that site.

Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related liability.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (N) REVENUE RECOGNITION

The Company recognizes revenue upon shipment of product to its customers.

     (O) EARNINGS PER SHARE

Primary earnings per share data includes the effects of common stock equivalents, using the treasury stock method, when the dilutive effect is greater than 3%. Fully diluted earnings per share includes the effects of common stock equivalents outstanding during the period, and, if dilutive, the conversion of the Company's convertible subordinated notes as if they were converted into common stock at the later of (i) the beginning of the period or
(ii) the date of issuance, after giving retroactive effect to the elimination of interest expense and amortization of debt issuance costs, net of related income tax effects, applicable to the convertible subordinated notes.

     (P) PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     (Q) RECLASSIFICATIONS

Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

(2)  BUSINESS COMBINATIONS

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

In April 1996, the Company acquired Chemtech (UK) Limited, a quick-turn manufacturer of surface mount printed circuit board solder cream stencils located in the United Kingdom. The cash purchase price, net of cash acquired, was $2,056. The fair value of the assets acquired and liabilities assumed were immaterial. The cost in excess of net assets acquired amounted to $3,677.

The acquisitions described above were accounted for as purchases with the results of operations from the acquired businesses included in the Company's results from operations from the acquisition dates forward. Pro forma results of operations, assuming these acquisitions were made at the beginning of 1996 and 1995, would not be materially different from the historical results reported.

The costs of the acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Goodwill is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than July 1, 1999. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $1,134 and $8,084 for contingent purchase price adjustments during fiscal 1996 and 1995, respectively. These notes payable to sellers of businesses acquired are non-interest bearing and unsecured.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(2) BUSINESS COMBINATIONS (CONTINUED)

On August 22, 1996, the DII Group issued 3,679,625 shares of the DII Group Common Stock for all outstanding shares of Orbit Common Stock, based upon one share of Orbit Common Stock converted into 45/100ths (0.45) of a share of DII Group Common Stock (the "Exchange Ratio").

Results of operations for the separate companies for the periods prior to the Merger, are as follows:

                                         Six months ended    Fiscal     Fiscal
                                          June 30, 1996       1995       1994
                                         ----------------    -------    -------
                                           (Unaudited)
Net sales:
  DII Group                                  $196,230        335,418    208,031
  Orbit                                        31,810         61,560     50,433
                                             --------        -------    -------
          Combined, as restated              $228,040        396,978    258,464
                                             ========        =======    =======
Net income:
  DII Group                                  $  9,499         16,265      3,654
  Orbit                                         2,174          6,681      5,149
                                             --------        -------    -------
          Combined, as restated              $ 11,673         22,946      8,803
                                             ========        =======    =======

(3)  INVENTORIES

Inventories consisted of the following:

                                         DECEMBER 29,    DECEMBER 31,
                                             1996            1995
                                         ------------    ------------
Raw materials                              $34,099          38,896
Work-in-process                             15,721          15,545
Finished goods                               2,580           2,838
                                           -------          ------
                                            52,400          57,279
Allowance for inventory                     (5,392)         (4,533)
                                           -------          ------
                                           $47,008          52,746
                                           =======          ======

(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                         DECEMBER 29,    DECEMBER 31,
                                             1996            1995
                                         ------------    ------------
Land                                       $  3,675          3,905
Buildings                                    17,830         20,945
Machinery and equipment                     127,484         85,644
Construction in progress                      5,643          9,265
                                           --------        -------
                                            154,632        119,759
Less accumulated depreciation and
  amortization                               47,655         36,478
                                           --------        -------
                                           $106,977         83,281
                                           ========        =======

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(4)  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

The Company is obligated under various capital leases (see Note 6) for certain machinery and equipment that expire at various dates during the next four fiscal years. The gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were as follows:

                                         DECEMBER 29,    DECEMBER 31,
                                             1996            1995
                                         ------------    ------------
Machinery and equipment                    $11,701          12,989
Less accumulated amortization                2,217           2,041
                                           -------          ------
                                           $ 9,484          10,948
                                           =======          ======

The Company financed additions to machinery and equipment through long-term financing obligations amounting to $14,875 and $9,612 in fiscal 1996 and 1995, respectively. Amortization of assets under capital leases is included with depreciation expense.

(5) CONVERTIBLE SUBORDINATED NOTES

In October 1995, the Company issued $86,250 aggregate principal amount of 6% convertible subordinated notes. At December 29, 1996, the fair market value of these notes approximated $81,700, based on the last sales price in fiscal 1996. Interest is payable on April 15 and October 15 of each year. The notes are convertible, at the option of the note holders, into common stock at an initial conversion price of $37.50 per share and will mature on October 15, 2002 unless previously converted or redeemed. The notes may be redeemed by the Company on or after October 15, 1998. The proceeds from the issuance of the convertible subordinated notes were used to repay the Company's outstanding debt, resulting in an extraordinary loss on the early extinguishment of debt of approximately $708, net of tax effect, in 1995.

The Company made convertible subordinated note interest payments of $5,247 during fiscal 1996.

(6) LONG-TERM FINANCING OBLIGATIONS

Long-term financing obligations consist of the following:

                                                              DECEMBER 29,    DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
Notes payable with interest rates ranging from 4.0% to 9.05%    $13,731           1,451
Capital lease obligations                                         9,779          10,719
                                                                -------          ------
          Total long-term financing obligations                  23,510          12,170
Less current installments                                        10,572           2,769
                                                                -------          ------
          Long-term financing obligations, excluding current
            installments                                        $12,938           9,401
                                                                =======          ======

The aggregate maturities of notes payable for each of the five fiscal years subsequent to December 29, 1996 are as follows: $8,111 in 1997; $3,814 in 1998; $1,375 in 1999; $290 in 2000; and $141 in 2001.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(6) LONG-TERM FINANCING OBLIGATIONS (CONTINUED)

Future minimum capital lease payments for each of the five fiscal years subsequent to December 29, 1996 are:

  1997                                                        $ 3,181
  1998                                                          3,037
  1999                                                          2,769
  2000                                                          2,165
  2001                                                            284
                                                              -------
     Total minimum lease payments                              11,436
Less amount representing interest (at rates ranging from
  6.8% to 10.9%)                                                1,657
                                                              -------
     Present value of net minimum capital lease payments        9,779
Less current installments of obligations under capital
  leases                                                        2,461
                                                              -------
     Obligations under capital leases, excluding current
      installments                                            $ 7,318
                                                              =======

The Company made interest payments on long-term financing obligations of $1,091, $658 and $366 in 1996, 1995 and 1994, respectively.

As of December 29, 1996, the Company has a $60,000 senior secured revolving line-of-credit which expires in June 1998. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of December 29, 1996, there were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants.

(7) NON-RECURRING CHARGES

The 1996 non-recurring charges amounted to $16,532 and consisted of $4,649 of costs associated with the Orbit Merger described in Note 2 and $11,883 of costs associated with the closure of Orbit's 4-inch, 1.2 micron wafer fabrication facility and the move into a newly acquired 6-inch, 0.6 micron facility. The $11,883 of costs include provisions of (i) $7,970 associated with the impairment of long-lived assets associated with the expected closure in 1997 of Orbit's 4-inch, 1.2 micron wafer fabrication facility, (ii) $1,500 for 4-inch wafer inventory not recoverable on the 6-inch fabrication process, (iii) $1,763 associated with the write-off of Orbit's investment in a subsidiary established to expand their manufacturing capacity in Israel, and (iv) $650 of accrued expenses associated with closure and exit costs of the 4-inch, 1.2 micron wafer fabrication facility. The Israeli expansion was no longer required with the acquisition of the 6-inch, 0.6 micron facility.

The 1994 non-recurring charges amounted to $12,100 and consisted of a $9,200 write-off associated with assets relating to contracts with two undercapitalized start-up customers with technology-based products still in the development stage. The remaining $2,900 of charges were attributable to inventory write-offs at primarily the same manufacturing location which incurred the $9,200 write-off. The $12,100 write-off was comprised of (i) aggregate inventory write-offs of $5,105, (ii) aggregate receivable write-offs of $5,603, (iii) aggregate equity investments write-offs in the two undercapitalized start-up customers of approximately $904, and (iv) miscellaneous provisions of $488.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(8) INCOME TAXES

Income before income taxes and extraordinary item for domestic and foreign operations were as follows:

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                               1996       1995      1994
                                                              -------    ------    ------
Domestic                                                      $11,023    27,248     5,592
Foreign                                                         4,650     6,969     6,004
                                                              -------    ------    ------
                                                              $15,673    34,217    11,596
                                                              =======    ======    ======

Income taxes were allocated as follows:

                                                               FOR THE FISCAL YEARS ENDED
                                                              ----------------------------
                                                               1996       1995       1994
                                                              -------    -------    ------
Income from operations                                         $5,638     10,563     2,793
Extraordinary item                                                 --        472        --
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes                                             (846)    (2,947)       --
                                                               ------     ------     -----
                                                               $4,792      8,088     2,793
                                                               ======     ======     =====

Income tax expense (benefit) attributable to income from operations before extraordinary item consist of:

                                                              CURRENT    DEFERRED    TOTAL
                                                              -------    --------    ------
Fiscal 1996:
  U.S. Federal                                                $5,859      (1,500)     4,359
  State                                                          489        (176)       313
  Foreign                                                      1,145        (179)       966
                                                              ------      ------     ------
                                                              $7,493      (1,855)     5,638
                                                              ======      ======     ======
Fiscal 1995:
  U.S. Federal                                                $7,086       2,186      9,272
  State                                                          840        (898)       (58)
  Foreign                                                        816         533      1,349
                                                              ------      ------     ------
                                                              $8,742       1,821     10,563
                                                              ======      ======     ======
Fiscal 1994:
  U.S. Federal                                                $2,827      (1,119)     1,708
  State                                                          517        (215)       302
  Foreign                                                        854         (71)       783
                                                              ------      ------     ------
                                                              $4,198      (1,405)     2,793
                                                              ======      ======     ======

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(8) INCOME TAXES (CONTINUED)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations before extraordinary item as a result of the following:

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                               1996       1995      1994
                                                              -------    ------    ------
Computed "expected" tax expense                               $ 5,329    11,634     3,943
Increase (reduction) in income taxes resulting from:
  Foreign tax rate differential                                  (560)   (1,467)   (1,398)
  State income taxes, net of federal income tax benefit           207     1,629       244
  Tax credits                                                  (1,498)   (1,344)      (56)
  Change in the valuation allowance for deferred tax assets     2,036       303        --
  Other                                                           124      (192)       60
                                                              -------    ------    ------
                                                              $ 5,638    10,563     2,793
                                                              =======    ======    ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 29,    DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
Deferred tax assets:
  Inventory                                                      $  283          1,337
  Deferred revenues                                                 970             --
  Compensated absences                                              763            333
  Deferred compensation                                             394            514
  Allowance for doubtful receivables                                506            242
  Accrued liabilities                                               821            703
  Foreign net operating loss and tax credit carryforwards           263            584
  Foreign net operating loss carryforwards acquired through
     acquisitions                                                   532            532
  Federal and state credits                                       2,709             --
  Merger costs                                                      670             --
  Other                                                             406            206
                                                                 ------          -----
          Total gross deferred tax assets                         8,317          4,451
          Less valuation allowance                                2,871            835
                                                                 ------          -----
                                                                  5,446          3,616
                                                                 ------          -----
Deferred tax liabilities:
  Accumulated depreciation                                          196          1,654
  Goodwill                                                        1,696            611
  Inventory                                                          --            571
  Leasing                                                           985             --
  Other                                                              34            100
                                                                 ------          -----
          Total gross deferred tax liabilities                    2,911          2,936
                                                                 ------          -----
               Net deferred tax asset                            $2,535            680
                                                                 ======          =====

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(8) INCOME TAXES (CONTINUED)

Total net operating loss and tax credit carryforwards represent tax basis amounts from foreign jurisdictions and expire as follows: $484 in 2004, $1,064 in 2005 and $844 which are available indefinitely. State manufacturing investment tax credits expire as follows: $1,287 in 2003 and $1,325 in 2004. Capital loss carryforwards totaling $254 expire in 1999.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the established valuation allowance.

The Company does not provide for Federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Deferred income taxes have not been provided on undistributed foreign earnings of $22,609 as of December 29, 1996. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company made income tax payments of $5,936, $6,582 and $6,506 in fiscal 1996, 1995 and 1994, respectively.

(9) RELATED PARTY TRANSACTIONS

A promissory note receivable (the "IMS Note") evidencing indebtedness of Integrated Multimedia Solutions, Inc. ("IMS") to the Company in the amount of $1,204, including interest, was past due as of December 31, 1995. During the second quarter of 1996, the IMS Note was restructured and written-down to $1,000. The maturity date of the IMS Note was also extended until the fourth quarter of 1997. In consideration for this restructuring, IMS reconfirmed its obligation to the Company and a portion of the collateral securing the IMS Note was escrowed for the benefit of the Company. Alexander W. Young, a director of the Company, is President, Chief Operating Officer and director of Thomas Group, Inc., (an affiliate of IMS), and was formerly a director of IMS.

(10)  COMMITMENTS AND CONTINGENCIES

The Company has several noncancelable operating leases, primarily for equipment. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases amounted to $4,623, $2,520 and $2,976 in 1996, 1995 and 1994, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for each of the five fiscal years subsequent to December 29, 1996 and thereafter are $5,473 in 1997, $5,038 in 1998, $4,035 in 1999, $3,739 in 2000, $2,116 in 2001 and $32 thereafter.

The Company has approximately $8,600 of capital commitments as of December 29, 1996.

A class action complaint for violations of federal securities law was filed against Orbit and three of its officers in 1995. The current amended complaint alleges Orbit and the named officers misled the market for Orbit's then existing public common stock, by issuing a number of allegedly false or misleading statements. The amended complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(10)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

SEC Rule 10b-5 promulgated thereunder. The Company believes that the claims asserted in the amended complaint are without merit and intends to defend against such claims vigorously. There has been no discovery from the Company and the court has not yet set a trial date.

In addition to the above matter, the Company is involved in certain other litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation.

The Company has joined together with other potentially responsible parties ("PRPs") to negotiate with the New York Department of Environmental Conservation (NYDEC) concerning the performance of a remedial investigation/feasibility study at the Roblin Steel Site. In connection therewith, the Company executed the Roblin Steel Site Deminimus Contributors (PRP) Participation Agreement. The Company's share of the Agreement is less than 2%. No Consent Order or Agreement concerning the performance of a remedial investigation/feasibility study has been reached with the NYDEC.

As a result of a series of evaluations initiated by the Company, the Company has become aware of certain environmental conditions that require remedial action at a formerly owned facility in Kirkwood, New York and a facility which is owned and leased out to a third party in Binghamton, New York. In the case of the Binghamton facility, the contamination was the result of leakage from an underground storage tank used by a former owner; while in the case of the Kirkwood facility, the evaluations found traces of a chemical solvent used in a manufacturing process. The Company has hired an environmental engineering firm to undertake certain remedial actions. In August 1995, the NYDEC contacted the Company to enter into discussions regarding a remedial investigation/feasibility study ("RI/FS") and RI/FS Orders for both sites. The Company intends to enter into negotiations with the NYDEC with respect to remedial investigation/feasibility studies and the necessity, if any, for RI/FS Orders.

Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for the above environmental matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying consolidated financial statements.

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

(11)  STOCK PLANS

Under the Company's 1993 Stock Option Plan, the Compensation Committee of the Board of Directors is authorized to grant stock options to purchase up to an aggregate of 550,000 shares of common stock. In addition, under the 1994 Stock Incentive Plan the Committee is also authorized to make awards of performance shares and/or grant stock options to purchase up to an aggregate of 2,000,000 shares of common stock. Under the terms of these Plans, shares may be awarded or options may be granted to key employees to purchase shares of the Company's common stock. Options are granted at a purchase price equal to the fair

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(11)  STOCK PLANS (CONTINUED)

market value of the common stock on the date of the grant, and performance shares are awarded in the form of shares of restricted common stock.

At the time of the Merger, Orbit had three stock option plans, the KMOS Semiconductor, Inc. 1989 Stock Option Plan ("1989 Plan"), the KMOS Semiconductor, Inc. 1990 Non Qualified Stock Option Plan ("1990 Plan"), and the Orbit Semiconductor, Inc. 1994 Stock Incentive Plan ("1994 Orbit Plan"), under which incentive and non-qualified stock options were granted to key employees, directors and consultants. The options were generally granted at the fair market value of Orbit's stock on the date of grant. As a result of the Merger, outstanding options to purchase Orbit Common Stock at the time of the Merger were converted into options to acquire an aggregate of 995,246 shares of DII Group Common Stock, which is equal to the product of the number of shares of Orbit Common Stock that were issuable upon exercise of such options multiplied by the Exchange Ratio. The exercise price of the converted options is equal to the quotient determined by dividing the original exercise price of such option by the Exchange Ratio. Stock options will no longer be granted from the Orbit stock option plans.

The following table summarizes the stock option transactions under the Company's Stock Option Plans:

                                                                SHARES
                                                              UNDERLYING    WEIGHTED-AVERAGE
                                                               OPTIONS       EXERCISE PRICE
                                                              ----------    ----------------
Options outstanding at December 31, 1993                      1,111,059          $ 7.87
  Granted                                                       259,548          $20.35
  Exercised                                                     (40,205)         $13.60
  Canceled                                                       (7,823)         $16.13
                                                              ---------
Options outstanding at December 31, 1994                      1,322,579          $10.20
  Granted                                                       814,655          $19.41
  Exercised                                                    (283,668)         $ 5.02
  Canceled                                                      (96,624)         $21.77
                                                              ---------
Options outstanding at December 31, 1995                      1,756,942          $14.57
  Granted                                                       172,125          $20.68
  Exercised                                                    (165,436)         $ 5.58
  Canceled                                                      (69,296)         $21.93
                                                              ---------
Options outstanding at December 29, 1996                      1,694,335          $15.62
                                                              =========
Options exercisable at December 29, 1996                        973,693          $12.54
                                                              =========

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(11)  STOCK PLANS (CONTINUED)

The following table summarizes stock option information under the Company's Stock Option Plans:

       OPTIONS OUTSTANDING AT DECEMBER 29, 1996               OPTIONS EXERCISABLE
------------------------------------------------------        AT DECEMBER 29, 1996
                                   WEIGHTED AVERAGE      ------------------------------
  NUMBER      WEIGHTED AVERAGE   REMAINING CONTRACTUAL     NUMBER      WEIGHTED AVERAGE
OUTSTANDING    EXERCISE PRICE       TERM (IN YEARS)      OUTSTANDING    EXERCISE PRICE
-----------   ----------------   ---------------------   -----------   ----------------
   194,672         $ 1.18                5.87              194,672          $ 1.18
   181,044           5.82                6.09              163,494            4.87
    56,726          15.29                7.71               23,044           15.46
   303,671          15.79                6.39              303,671           15.79
   386,770          16.95                8.79               90,280           16.95
   192,877          19.24                8.44               57,532           19.09
   193,775          21.35                8.62               69,332           21.78
   120,100          25.85                8.09               50,327           24.59
    62,000          31.00                8.88               20,666           31.00
     2,700          32.22                8.36                  675           32.22
 ---------        -------               -----              -------         -------
 1,694,335         $15.62                7.60              973,693          $12.54
 =========        =======               =====              =======         =======

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.76% and 5.61% in 1996 and 1995, respectively; volatility factors of the expected market price of the Company's common stock of 50% in 1996 and 1995; a weighted-average expected life of the option of 3 years and no expected dividend yields.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(11)  STOCK PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    FISCAL YEARS
                                                       ENDED
                                                  ----------------
                                                   1996     1995
                                                  ------   -------
Pro forma net income                              $8,019    22,343
Pro forma primary earnings per share              $ 0.64      1.85
Pro forma fully diluted earnings per share        $ 0.64      1.80

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 are not considered.

Under the 1993 Stock Option Plan and the 1994 Stock Incentive Plan most outstanding options expire ten years from the date of grant and become exercisable at a rate of one-third one year after the grant date, two-thirds two years after the grant date and in their entirety three years after the grant date. All outstanding options under the 1989 and 1990 plans were fully vested as of December 29, 1996 and expire no later than 10 years after grant date.

Under the 1994 Orbit Plan, certain options are immediately exercisable and are for terms not to exceed ten years from the date of grant. Unvested shares issued to employees under this plan are subject to repurchase by the Company at the original purchase price upon termination of employment. The Company's repurchase right expires over a vesting period of one-third one year after the grant date, two-thirds two years after the grant date and 100% three years after the grant date. Those shares that are not immediately exercisable become exercisable at a rate of one-quarter one year after the grant date, one-half two years after the grant date, three-quarters three years after the grant date and in their entirety four years after the date of grant.

The Compensation Committee of the Board of Directors awarded 71,000 and 240,000 performance shares in 1996 and 1995, respectively, to key executives under the 1994 Stock Incentive Plan. One-ninth of the performance shares will vest annually upon the achievement of certain annual earnings per share targets established by the Compensation Committee. In the case where the targets are exceeded, the performance shares vest at an accelerated rate up to a maximum of three-ninths per year. If the targets are not met in any year, one-ninth of the performance shares will be escrowed and issued to those participants still employed by the Company on the plan expiration date. Performance shares escrowed for individual participants who are no longer employed by the Company on the plan termination date are forfeited. Participants will receive all unissued shares upon their death or disability, or in the event of a change of control of the Company. The performance shares are not reported as outstanding until vested.

Unearned compensation equivalent to the market value at the date the performance shares are awarded is charged to stockholders' equity and is amortized to expense based upon the estimated number of performance shares expected to be issued in any particular year, based upon the expected achievement of certain earnings per share targets established by the Compensation Committee. If the performance criteria established by the Compensation Committee are met, or in the event of a participant's death or disability, or a change in control in the Company, the amortization of the related unearned compensation will be accelerated and charged to expense in the period of occurrence. Unearned compensation expense amounting to $1,084 and $1,365 was amortized to expense during fiscal 1996 and 1995, respectively. The weighted-average fair value of performance shares awarded in 1996 and 1995 were $24.41 and $19.50 per share, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(11)  STOCK PLANS (CONTINUED)

As of December 29, 1996, there are 1,364,154 shares available for future grant under the Company's 1993 Stock Option Plan and 1994 Stock Incentive Plan.

The Non-Employee Directors' Stock Compensation Plan (the "Directors Plan") adopted by the Board of Directors was approved by the shareholders on May 14, 1996. The Directors Plan provides for the automatic grant to each non-employee director of the Company of 1,000 shares of common stock per annum as consideration for regular service as a director. Shares will be issued in quarterly installments at the end of each fiscal quarter. The Company recognizes quarterly compensation expense equal to the fair market value of the stock to be issued at the end of each quarter. The aggregate number of shares which may be issued under the Directors Plan is 30,000 shares, and the plan will terminate on December 31, 2004. As of December 29, 1996, there are 20,083 shares available for future grant under this Plan. The weighted-average fair value of director shares awarded in fiscal 1996 and 1995 were $25.80 and $33.88 per share, respectively.

The Company also has a 1994 Employee Stock Purchase Plan under which all U.S. and certain international employees may be granted the opportunity to purchase up to 500,000 shares of common stock at 85% of market value on the first or last business day of the six-month payment period, whichever is lower. As of December 29, 1996, there are 453,073 shares available for sale under this Plan. The shares sold under this Plan in 1996 and 1995 amounted to 28,538 and 14,187, respectively. The weighted-average fair value of shares sold under this Plan in 1996 and 1995 were $23.95 and $30.17 per share, respectively. Compensation expense pursuant to SFAS No. 123 associated with this Plan in 1996 and 1995 was immaterial.

(12) BUSINESS CONCENTRATIONS AND GEOGRAPHIC AREAS

At any given time, certain customers may account for significant portions of the Company's business. No customer accounted for more than 10% of net sales during fiscal 1996. Standard Microsystems Corporation ("SMC") accounted for 10% and 24% of net sales in fiscal 1995 and 1994, respectively. Seagate Technology, Inc. ("Seagate") accounted for 13% and 10% of net sales in fiscal 1995 and 1994, respectively. No other customer accounted for more than 10% of net sales during fiscal 1995 or 1994. The Company's top ten customers accounted for 43%, 46% and 55% of net sales in fiscal 1996, 1995 and 1994, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results. The Company's contracts generally do not provide the DII Group with any firm long-term volume purchase commitments. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company has concentrations of credit risk in accounts receivable and inventory for its top ten customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintained reserves for potential credit losses of $1,771 and $1,685 at December 29, 1996 and December 31, 1995, respectively. In addition, the Company has concentrations of credit risk in cash and cash equivalents, which are maintained at recognized financial institutions. The Company performs ongoing financial evaluations of these financial institutions.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(12) BUSINESS CONCENTRATIONS AND GEOGRAPHIC AREAS (CONTINUED)

The following summarizes financial information by geographic areas:

                                                                1996      1995      1994
                                                              --------   -------   -------
Net sales:
  North America                                               $356,917   278,246   188,031
  Europe                                                        65,348    58,044    40,285
  Southeast Asia                                                36,628    60,688    30,148

Transfers between geographic areas:
  North America                                                  1,500       988       975
  Europe                                                            33        14         3
  Southeast Asia                                                    48        84       431
  Eliminations                                                  (1,581)   (1,086)   (1,409)
                                                              --------   -------   -------
                                                              $458,893   396,978   258,464
                                                              ========   =======   =======
Income before income taxes and extraordinary item:
  North America                                               $ 23,551    35,165     8,167
  Europe                                                         6,063     5,611     6,088
  Southeast Asia                                                (1,471)      931        99
  General corporate                                            (12,470)   (7,490)   (2,758)
                                                              --------   -------   -------
                                                              $ 15,673    34,217    11,596
                                                              ========   =======   =======
Identifiable assets at the end of each fiscal year:
  North America                                               $269,753   241,945   161,357
  Europe                                                        30,871    16,814    13,618
  Southeast Asia                                                15,753    23,642    27,802
  General corporate                                             19,474    44,910     8,683
                                                              --------   -------   -------
                                                              $335,851   327,311   211,460
                                                              ========   =======   =======

Export sales from the United States are immaterial.

(13) SHAREHOLDER RIGHTS PLAN

On May 4, 1993, the Company's Board of Directors adopted a Shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (the "Rights") on each outstanding share of Common Stock. Each Right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00, subject to adjustment.

The Rights are not exercisable until the earlier of (i) ten days following a public announcement that, without consent of the Company, a person or group (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the voting power of all outstanding securities of the Company or (ii) ten days following the commencement of a tender or exchange offer which would result in a person or group becoming a Acquiring Person, without the prior consent of the Company. In the event that a person or group becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, shall have the right to receive, upon exercise, that number of shares of the Common Stock of the Company having a market value of two times the exercise

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(13) SHAREHOLDER RIGHTS PLAN (CONTINUED)

price of the Right. In addition, after a person or group becomes an Acquiring Person, if the Company is involved in a merger or other business combination transaction in which the Company is not the surviving corporation, holders of the Rights, other than the Acquiring Person, will be entitled to purchase shares of the acquiring company at a similar discount.

The Rights will expire, unless earlier redeemed by the Company on May 3, 2004.

(14) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes quarterly financial information for fiscal 1996 and 1995:

                                                                                          FULLY
                                                                        PRIMARY          DILUTED
                                                                       EARNINGS         EARNINGS
                                             INCOME                     (LOSS)           (LOSS)
                                             (LOSS)                    PER SHARE        PER SHARE
                                             BEFORE         NET         BEFORE           BEFORE
                      NET       GROSS     EXTRAORDINARY    INCOME    EXTRAORDINARY    EXTRAORDINARY
        QUARTER      SALES      PROFIT        ITEM         (LOSS)        ITEM             ITEM
        -------      -----      ------    -------------    ------    -------------    -------------
1996    First       $112,976    20,570        5,067         5,067         0.42             0.40
                                                                         =====            =====
        Second       115,064    24,119        6,606         6,606         0.54             0.50
                                                                         =====            =====
        Third        108,201    20,448        1,490         1,490         0.12             0.12
                                                                         =====            =====
        Fourth       122,652    21,646       (3,128)       (3,128)       (0.25)           (0.25)
                    --------    ------       ------        ------        =====            =====
                    $458,893    86,783       10,035        10,035         0.80             0.80
                    ========    ======       ======        ======        =====            =====
1995    First       $ 88,661    16,769        5,153         5,153         0.43             0.43
                                                                         =====            =====
        Second        99,537    19,347        5,649         5,649         0.47             0.47
                                                                         =====            =====
        Third         95,850    19,195        5,521         5,521         0.45             0.45
                                                                         =====            =====
        Fourth       112,930    22,095        7,331         6,623         0.61             0.57
                    --------    ------       ------        ------        =====            =====
                    $396,978    77,406       23,654        22,946         1.96             1.90
                    ========    ======       ======        ======        =====            =====

All previously reported information has been restated to reflect the Merger with Orbit which was accounted for on a pooling of interests basis. See Note 2 for additional information regarding the Merger. In addition, the Company recorded $1,104 and $3,545 of non-recurring charges in connection with the Orbit Merger during the second and third quarters of 1996, respectively. Additionally, during the fourth quarter of 1996, the Company recorded non-recurring charges of $11,883 associated with the closing of Orbit's 4-inch, 1.2 micron facility. See
Note 7 for additional information regarding the non-recurring charges.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "1. ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11 -- EXECUTIVE COMPENSATION

The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation," "Employment Agreements," "Severance Compensation Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing, (i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is NOT incorporated by reference herein or in any other filing of the Company.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of The DII Group, Inc. and the Independent Auditors' Report are included in Part II, Item 8 of this Form 10-K:

        - Independent Auditors' Report.

        - Consolidated Statements of Income -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

        - Consolidated Balance Sheets -- December 29, 1996 and December 31,
          1995.

        - Consolidated Statements of Stockholders' Equity -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

        - Consolidated Statements of Cash Flows -- 52 weeks ended December 29, 1996, and years ended December 31, 1995 and 1994.

        - Notes to Consolidated Financial Statements.

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

        - Independent Auditors' Report.

        - Schedule II -- Valuation and Qualifying Accounts -- 52 weeks ended
                         December 29, 1996, and years ended December 31, 1995 and 1994.

(a)(3) LIST OF EXHIBITS:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   2.1   Asset Purchase Agreement with Test Technology Pte Ltd dated
         September 19, 1994 (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K Current Report dated September
         21, 1994, File No. 0-21374).
   2.2   Stock Purchase Agreement with Multilayer Technology, Inc.,
         George Schreyer and Marina Schreyer dated September 20, 1994
         (incorporated by reference to Exhibit 2.2 of the
         Registrant's Form 8-K Current Report dated September 21,
         1994, File No. 0-21374).
   2.3   Stock Purchase Agreement with The Shareholders of Sistemas
         Inteligentes Ceretronik S.A. de C.V. dated June 23, 1994
         (incorporated by reference to Exhibit 2.3 of the
         Registrant's Form 8-K Current Report dated September 21,
         1994, File No. 0-21374).
   2.4   Asset Purchase Agreement with Thielen Group, Inc. dated May
         11, 1994 (incorporated by reference to Exhibit 2.4 of the
         Registrant's Form 8-K Current Report dated September 21,
         1994, File No. 0-21374).
   2.5   Put/Call Agreement with George Schreyer dated September 20,
         1994 (incorporated by reference to Exhibit 2.5 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-21374).
   2.6   Agreement and Plan of Merger by and among The DII Group,
         Inc., DII Merger Corp. and Orbit Semiconductor, Inc., dated as of June 9, 1996 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus contained in the
         Registrant's Form S-4 Registration Statement, No. 333-6789).
   3.1   Restated Certificate of Incorporation of Registrant,
         together with the Certificate of Amendment of the Restated
         Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K
         Annual Report for fiscal year ended December 31, 1995, File
         No. 0-21374).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   3.2   Restated Bylaws of Registrant, as amended.
   4.1   Purchase Agreement -- 6% Convertible Subordinated Notes Due
         2002 dated October 5, 1995 (incorporated by reference to
         Exhibit 4.1 of the Registrant's Form 10-Q Quarterly Report
         for the quarterly period ended September 30, 1995, File No.
         0-21374).
   4.2   Indenture, dated as of October 11, 1995 between the
         Registrant and The Chase Manhattan Bank, N.A., as trustee
         (incorporated by reference to Exhibit 4.2 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-21374).
   4.3   Registration Agreement, dated as of October 5, 1995 between the Registrant and Salomon Brothers Inc. as the initial
         purchaser (incorporated by reference to Exhibit 4.3 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-21374).
  10.1   Distribution Agreement dated as of May 4, 1993, between the
         Company and Dover Corporation (incorporated by reference to
         Exhibit 10.1 of the Registrant's Form S-1 Registration
         Statement, as amended, No. 33-71138).
  10.2   Tax Sharing Agreement dated as of May 4, 1993, between the
         Company and Dover Corporation (incorporated by reference to
         Exhibit 10.2 of the Registrant's Form S-1 Registration
         Statement, as amended, No. 33-71138).
  10.3   Employee Matters Agreement dated as of May 4, 1993, between
         The Company and Dover Corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Form S-1 Registration
         Statement, as amended, No. 33-71138).
 +10.4   Form of Severance Agreement (incorporated by reference to
         Exhibit 10.6 of the Registrant's Form 10 Registration
         Statement, as amended, File No. 0-21374)
  10.5   Rights Agreement dated as of May 4, 1993, between The
         Company and Norwest Bank Minnesota, N.A., as Rights Agent
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form S-1 Registration Statement, as amended,
         No. 33-71138)
 *10.6   Agreement, dated August 16, 1991, by and between Standard
         Microsystems and Dover Electronics Manufacturing (now called
         The D I I Group, Inc.) (incorporated by reference to Exhibit
         10.8 of the Registrant's Form 10 Registration Statement, as
         amended, File No. 0-21374).
 +10.7   1993 Stock Option Plan (incorporated by reference to Exhibit
         10.8 of the Registrant's Form S-1 Registration Statement, as
         amended, No. 33-71138).
 +10.8   1994 Stock Incentive Plan (incorporated by reference to
         Exhibit 10.9 of the Registrant's Form 10-K Annual Report for
         fiscal year ended December 31, 1993, File No. 0-21374).
 +10.9   1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report
         for fiscal year ended December 31, 1993, File No. 0-21374).
 +10.10  Savings and Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10
         Registration Statement, as amended, File No. 0-21374).
 +10.11  Amendments to the Savings and Deferred Profit Sharing Plan.
 +10.12  Dovatron Ireland Limited Defined Contribution Plan
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form 10 Registration Statement, as amended,
         File No. 0-21374).
 +10.13  Form of Performance Share Agreement pursuant to the 1994
         Stock Incentive Plan (incorporated by reference to Exhibit
         10.16 of the Registrant's Form 10-K Annual Report for fiscal year ended December 31, 1994, File No. 0-21374).
 +10.14  Non-Employee Directors' Stock Compensation Plan
         (incorporated by reference to Exhibit B of the Registrant's
         Proxy Statement for the Registrant's 1996 Annual Meeting of
         Stockholders, File No. 0-21374).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 +10.15  Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit A of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders,
         File No. 0-21374).
  10.16  Loan Agreement -- $60,000,000 Revolving Line of Credit dated
         April 4, 1996 between The DII Group, Inc. and Norwest Bank
         Colorado, N.A., The Chase Manhattan Bank, N.A., Harris Trust
         and Savings Bank, and NBD Bank (incorporated by reference to
         Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report
         for the quarterly period ended March 31, 1996, File No.
         0-21374).
  11.1   Statement regarding computation of per share earnings.
  21.1   Subsidiaries of the Registrant.
  23.1   Consent of Independent Auditors -- KPMG Peat Marwick LLP.
  27     Financial Data Schedule.

---------------

* Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The DII Group, Inc.
                                            (Registrant)

                                            By /s/    CARL R. VERTUCA, JR.
                                             -----------------------------------
                                                    Carl R. Vertuca, Jr.
                                                  Senior Vice President and
                                                   Chief Financial Officer
Dated: March 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                         DATE
                      ---------                                      -----                         ----

                /s/ RONALD R. BUDACZ                   Chairman and Chief Executive           March 17, 1997
-----------------------------------------------------    Officer (Principal Executive
                  Ronald R. Budacz                       Officer)

              /s/ CARL R. VERTUCA, JR.                 Senior Vice President, Chief           March 17, 1997
-----------------------------------------------------    Financial Officer and Director
                Carl R. Vertuca, Jr.                     (Principal Financial Officer)

                 /s/ THOMAS J. SMACH                   Corporate Controller and Vice          March 17, 1997
-----------------------------------------------------    President (Principal Accounting
                   Thomas J. Smach                       Officer)

                /s/ ROBERT L. BRUECK                   Director                               March 17, 1997
-----------------------------------------------------
                  Robert L. Brueck

                 /s/ GARY P. KENNEDY                   Director                               March 17, 1997
-----------------------------------------------------
                   Gary P. Kennedy

           /s/ CONSTANTINE S. MACRICOSTAS              Director                               March 17, 1997
-----------------------------------------------------
             Constantine S. Macricostas

             /s/ GERARD T. WRIXON, PH.D.               Director                               March 17, 1997
-----------------------------------------------------
               Gerard T. Wrixon, Ph.D.

               /s/ ALEXANDER W. YOUNG                  Director                               March 17, 1997
-----------------------------------------------------
                 Alexander W. Young

                          INDEPENDENT AUDITORS' REPORT
                         ------------------------------

The Board of Directors
The DII Group, Inc.:

Under date of January 28, 1997, we reported on the consolidated balance sheets of The DII Group, Inc. and subsidiaries (the Company) as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended December 29, 1996, and each of the years in the two-year period ended December 31, 1995 as contained in the annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG Peat Marwick LLP
                                            KPMG Peat Marwick LLP

Denver, Colorado
January 28, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THE DII GROUP, INC. AND SUBSIDIARIES
                 FOR THE FISCAL YEARS ENDED 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                 COLUMN A                     COLUMN B           COLUMN C             COLUMN D      COLUMN E
                 --------                     --------           --------             --------      --------
                                                                 ADDITIONS
                                                          -----------------------
                                                                       CHARGED TO
                                             BALANCE AT   CHARGED TO     OTHER                     BALANCE AT
                                             BEGINNING    COSTS AND    ACCOUNTS -   DEDUCTIONS -     END OF
                DESCRIPTION                  OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE       PERIOD
                -----------                  ----------   ----------   ----------   ------------   ----------
Allowance deducted from assets to which it
  applies:
  Allowance for doubtful accounts
     receivable:
     Year ended December 29, 1996              $1,685         519         --             433(1)      1,771
     Year ended December 31, 1995              $1,673         363         --             351(1)      1,685
     Year ended December 31, 1994              $1,573       2,468         --           2,368(1)      1,673
  Allowance for doubtful notes receivable:
     Year ended December 29, 1996              $   --         204         --             204(1)         --
     Year ended December 31, 1995              $   --          --         --              --            --
     Year ended December 31, 1994              $   --       3,056         --           3,056(1)         --
  Allowance for inventories:
     Year ended December 29, 1996              $4,533       3,042         --           2,183(2)      5,392
     Year ended December 31, 1995              $3,304       1,340         --             111(2)      4,533
     Year ended December 31, 1994              $1,780       6,770         --           5,246(2)      3,304
  Allowance for net unrealized (gain) loss
     on marketable equity securities:
     Year ended December 29, 1996              $   --          --         --              --            --
     Year ended December 31, 1995              $  (42)         --         --              42(3)         --
     Year ended December 31, 1994              $   62          --         --             104(3)        (42)

---------------

(1) Uncollectible receivables written-off, net of recoveries

(2) Inventory write-offs

(3) Change in net unrealized (gain) loss

                               INDEX TO EXHIBITS

EXHIBIT                                                              LOCATION OF EXHIBIT IN
NUMBER                         DESCRIPTION                         SEQUENTIAL NUMBERING SYSTEM
-------                        -----------                         ---------------------------
   2.1   Asset Purchase Agreement with Test Technology Pte Ltd
         dated September 19, 1994 (incorporated by reference to
         Exhibit 2.1 of the Registrant's Form 8-K Current Report
         dated September 21, 1994, File No. 0-21374).
   2.2   Stock Purchase Agreement with Multilayer Technology,
         Inc., George Schreyer and Marina Schreyer dated
         September 20, 1994 (incorporated by reference to Exhibit
         2.2 of the Registrant's Form 8-K Current Report dated
         September 21, 1994, File No. 0-21374).
   2.3   Stock Purchase Agreement with The Shareholders of
         Sistemas Inteligentes Ceretronik S.A. de C.V. dated June
         23, 1994 (incorporated by reference to Exhibit 2.3 of
         the Registrant's Form 8-K Current Report dated September
         21, 1994, File No. 0-21374).
   2.4   Asset Purchase Agreement with Thielen Group, Inc. dated
         May 11, 1994 (incorporated by reference to Exhibit 2.4
         of the Registrant's Form 8-K Current Report dated
         September 21, 1994, File No. 0-21374).
   2.5   Put/Call Agreement with George Schreyer dated September
         20, 1994 (incorporated by reference to Exhibit 2.5 of
         the Registrant's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1994, File No. 0-21374).
   2.6   Agreement and Plan of Merger by and among The DII Group,
         Inc., DII Merger Corp. and Orbit Semiconductor, Inc.,
         dated as of June 9, 1996 (incorporated by reference to
         Annex A to the Joint Proxy Statement/Prospectus
         contained in the Registrant's Form S-4 Registration
         Statement, No. 333-6789).
   3.1   Restated Certificate of Incorporation of Registrant,
         together with the Certificate of Amendment of the
         Restated Certificate of Incorporation of Registrant
         (incorporated by reference to Exhibit 3.1 of the
         Registrant's Form 10-K Annual Report for fiscal year
         ended December 31, 1995, File No. 0-21374).
   3.2   Restated Bylaws of Registrant, as amended.
   4.1   Purchase Agreement -- 6% Convertible Subordinated Notes
         Due 2002 dated October 5, 1995 (incorporated by
         reference to Exhibit 4.1 of the Registrant's Form 10-Q
         Quarterly Report for the quarterly period ended
         September 30, 1995, File No. 0-21374).
   4.2   Indenture, dated as of October 11, 1995 between the
         Registrant and The Chase Manhattan Bank, N.A., as
         trustee (incorporated by reference to Exhibit 4.2 of the
         Registrant's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1995, File No. 0-21374).
   4.3   Registration Agreement, dated as of October 5, 1995
         between the Registrant and Salomon Brothers Inc. as the
         initial purchaser (incorporated by reference to Exhibit
         4.3 of the Registrant's Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1995, File No.
         0-21374).

EXHIBIT                                                              LOCATION OF EXHIBIT IN
NUMBER                         DESCRIPTION                         SEQUENTIAL NUMBERING SYSTEM
-------                        -----------                         ---------------------------
  10.1   Distribution Agreement dated as of May 4, 1993, between
         the Company and Dover Corporation (incorporated by
         reference to Exhibit 10.1 of the Registrant's Form S-1
         Registration Statement, as amended, No. 33-71138).
  10.2   Tax Sharing Agreement dated as of May 4, 1993, between
         the Company and Dover Corporation (incorporated by
         reference to Exhibit 10.2 of the Registrant's Form S-1
         Registration Statement, as amended, No. 33-71138).
  10.3   Employee Matters Agreement dated as of May 4, 1993,
         between The Company and Dover Corporation (incorporated
         by reference to Exhibit 10.3 of the Registrant's Form
         S-1 Registration Statement, as amended, No. 33-71138).
 +10.4   Form of Severance Agreement (incorporated by reference
         to Exhibit 10.6 of the Registrant's Form 10 Registration
         Statement, as amended, File No. 0-21374)
  10.5   Rights Agreement dated as of May 4, 1993, between The
         Company and Norwest Bank Minnesota, N.A., as Rights
         Agent (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form S-1 Registration Statement, as
         amended, No. 33-71138)
 *10.6   Agreement, dated August 16, 1991, by and between
         Standard Microsystems and Dover Electronics
         Manufacturing (now called The D I I Group, Inc.)
         (incorporated by reference to Exhibit 10.8 of the
         Registrant's Form 10 Registration Statement, as amended,
         File No. 0-21374).
 +10.7   1993 Stock Option Plan (incorporated by reference to
         Exhibit 10.8 of the Registrant's Form S-1 Registration
         Statement, as amended, No. 33-71138).
 +10.8   1994 Stock Incentive Plan (incorporated by reference to
         Exhibit 10.9 of the Registrant's Form 10-K Annual Report
         for fiscal year ended December 31, 1993, File No.
         0-21374).
 +10.9   1994 Employee Stock Purchase Plan (incorporated by
         reference to Exhibit 10.10 of the Registrant's Form 10-K
         Annual Report for fiscal year ended December 31, 1993,
         File No. 0-21374).
 +10.10  Savings and Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10
         Registration Statement, as amended, File No. 0-21374).
 +10.11  Amendments to the Savings and Deferred Profit Sharing
         Plan.
 +10.12  Dovatron Ireland Limited Defined Contribution Plan
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form 10 Registration Statement, as amended,
         File No. 0-21374).
 +10.13  Form of Performance Share Agreement pursuant to the 1994
         Stock Incentive Plan (incorporated by reference to
         Exhibit 10.16 of the Registrant's Form 10-K Annual
         Report for fiscal year ended December 31, 1994, File No.
         0-21374).

EXHIBIT                                                              LOCATION OF EXHIBIT IN
NUMBER                         DESCRIPTION                         SEQUENTIAL NUMBERING SYSTEM
-------                        -----------                         ---------------------------
 +10.14  Non-Employee Directors' Stock Compensation Plan
         (incorporated by reference to Exhibit B of the
         Registrant's Proxy Statement for the Registrant's 1996
         Annual Meeting of Stockholders, File No. 0-21374).
 +10.15  Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit A of the Registrant's Proxy
         Statement for the Registrant's 1996 Annual Meeting of
         Stockholders, File No. 0-21374).
  10.16  Loan Agreement -- $60,000,000 Revolving Line of Credit
         dated April 4, 1996 between The DII Group, Inc. and
         Norwest Bank Colorado, N.A., The Chase Manhattan Bank,
         N.A., Harris Trust and Savings Bank, and NBD Bank
         (incorporated by reference to Exhibit 10.1 of the
         Registrant's Form 10-Q Quarterly Report for the
         quarterly period ended March 31, 1996, File No.
         0-21374).
  11.1   Statement regarding computation of per share earnings.
  21.1   Subsidiaries of the Registrant.
  23.1   Consent of Independent Auditors -- KPMG Peat Marwick
         LLP.
  27     Financial Data Schedule.

---------------

* Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.