Form 10-Q
period 1997-03-30
DII GROUP INC
filed 1997-05-13
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
           CLASS                                              May 9, 1997
           -----                                            --------------
Common Stock, Par Value $0.01                                 12,186,897

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                   (In thousands, except earnings per share)


                                                                                 FOR THE FIRST QUARTER ENDED
                                                                              ----------------------------------
                                                                               MAR. 30, 1997      MAR. 31, 1996
                                                                              ---------------    ---------------
Net sales:
     Contract electronics manufacturing                                       $        85,001             72,765
     Other                                                                             52,079             40,211
                                                                              ---------------    ---------------
          Total net sales                                                             137,080            112,976

Cost of sales                                                                         110,900             92,406
                                                                              ---------------    ---------------
     Gross profit                                                                      26,180             20,570

Selling, general and administrative expenses                                           16,137             11,791

Interest income                                                                          (242)              (580)
Interest expense                                                                        1,700              1,539
Amortization of intangibles                                                               800                740
Other, net                                                                                 93               (284)
                                                                              ---------------    ---------------
     Income before income taxes                                                         7,692              7,364

Income tax expense                                                                      2,615              2,297
                                                                              ---------------    ---------------
     Net income                                                               $         5,077              5,067
                                                                              ===============    ===============

Earnings per share:
     Primary                                                                  $          0.40               0.42
     Fully diluted                                                            $          0.40               0.40

Weighted average number of common shares and equivalents outstanding:
     Primary                                                                           12,561             12,173
     Fully diluted                                                                     14,865             14,676


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except par value data)


                                                                                   MARCH 30,     DECEMBER 29,
                                                                                     1997            1996
                                                                                 ------------    ------------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                   $     17,447          25,010
     Accounts receivable, net                                                          90,443          79,851
     Inventories                                                                       55,285          47,008
     Other                                                                              8,665           8,829
                                                                                 ------------    ------------
          Total current assets                                                        171,840         160,698

Property, plant and equipment, net                                                    117,053         106,977
Intangible assets, net                                                                 65,298          66,207
Other                                                                                   2,347           1,969
                                                                                 ------------    ------------
                                                                                 $    356,538         335,851
                                                                                 ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $     61,106          46,748
     Accrued expenses                                                                  18,203          14,729
     Accrued interest payable                                                           2,464           1,116
     Current installments of long-term financing obligations                            7,286          10,572
     Notes payable to sellers of businesses acquired                                      415             826
                                                                                 ------------    ------------
          Total current liabilities                                                    89,474          73,991

Convertible subordinated notes payable                                                 86,250          86,250
Long-term financing obligations, excluding current installments                        11,419          12,938
Notes payable to sellers of businesses acquired                                         1,571           1,262
Other                                                                                   1,944           2,373

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                                        --              --
     Common stock, $0.01 par value; 45,000,000 shares
        authorized; 12,056,760 and 11,964,415 shares issued and outstanding               121             120
     Additional paid-in capital                                                        94,985          91,976
     Retained earnings                                                                 79,860          74,783
     Cumulative foreign currency translation adjustments                               (4,001)         (3,849)
     Deferred stock compensation                                                       (5,085)         (3,993)
                                                                                 ------------    ------------
          Total stockholders' equity                                                  165,880         159,037
                                                                                 ------------    ------------
                                                                                 $    356,538         335,851
                                                                                 ============    ============


      See accompanying notes to condensed consolidated financial statements

                     THE D I I GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                               FOR THE FIRST QUARTER ENDED
                                                                         --------------------------------------
                                                                         MAR. 30, 1997            MAR. 31, 1996
                                                                         -------------            -------------
          Net cash provided by operating activities                      $      11,090                    4,033
                                                                         -------------            -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                (14,293)                  (5,772)
     Proceeds from sales of equipment                                              131                      114
                                                                         -------------            -------------

          Net cash used by investing activities                                (14,162)                  (5,658)
                                                                         -------------            -------------

Cash flows from financing activities:
     Debt issuance costs                                                            --                     (138)
     Repayments of long-term financing obligations                              (4,805)                  (2,542)
     Repayments of notes payable to sellers of businesses acquired                (411)                 (10,133)
     Proceeds from stock issued under stock plans                                  676                      481
                                                                         -------------            -------------

          Net cash used by financing activities                                 (4,540)                 (12,332)
                                                                         -------------            -------------

Effect of exchange rate changes on cash                                             49                      (10)
                                                                         -------------            -------------

          Net decrease in cash and cash  equivalents                            (7,563)                 (13,967)

Cash and cash equivalents at beginning of year                                  25,010                   55,533
                                                                         -------------            -------------

Cash and cash equivalents at end of period                               $      17,447                   41,566
                                                                         =============            =============


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of December 29, 1996 has been derived from the audited consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company" or "DII").

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 29, 1996 included in the annual report on Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three-month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

On August 22, 1996, the DII Group changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. The accompanying condensed consolidated financial statements are therefore presented as of and for the three month period ended March 30, 1997 and March 31, 1996.

(2)  INVENTORIES

Inventories consisted of the following:

                                                    MARCH 30,      DECEMBER 29,
                                                      1997             1996
                                                  ------------     ------------
Raw materials                                     $     37,422           34,099
Work-in-process                                         21,652           15,721
Finished goods                                           2,786            2,580
                                                  ------------     ------------
                                                        61,860           52,400
Allowance for inventory                                 (6,575)          (5,392)
                                                  ------------     ------------
                                                  $     55,285           47,008
                                                  ============     ============

The Company made provisions for the allowance for inventory impairment of $1,389 and $127 during the three months ended March 30, 1997 and March 31, 1996, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(3)  COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying condensed consolidated financial statements.

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

The Company has approximately $614 of capital commitments as of March 30, 1997.

As of March 30, 1997, the Company has a $60,000 senior secured revolving line-of-credit which expires in June 1998. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of March 30, 1997, there were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands)

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, litigation, environmental matters and capital expenditures under "Part I Financial Information - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

A.   OVERVIEW

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

The Company provides the following products and services to the global electronics outsourcing industry:

         Custom Semiconductors--The Company designs and manufactures customer specific integrated circuits on a quick-turn basis through Orbit Semiconductor ("Orbit").

         High Performance Printed Circuit Boards--The Company designs and manufactures high density, complex multilayer printed circuit boards on a quick-turn basis through Multilayer Technology ("Multek").

         Systems Assembly and Distribution--The Company assembles complex electronic circuits and final system configuration (contract electronics manufacturing or "CEM") on a high and low volume contract basis through Dovatron International ("Dovatron").

         Process Technologies--The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI International ("IRI"); designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron ("TTI Testron") and manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp.

Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; start-up

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands)

A.   OVERVIEW, CONTINUED

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

At any given time, certain customers may account for significant portions of the Company's business. No customer accounted for more than 10% of net sales during the three months ending March 30, 1997 or March 31, 1996. The Company's top ten customers accounted for 46% and 50% of net sales for the three months ending March 30, 1997 and March 31, 1996, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results.

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

A.   OVERVIEW, CONTINUED

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

B.   RESULTS OF OPERATIONS

Net sales for the three months ended March 30, 1997 increased $24,104 (21%) to $137,080 from $112,976 for the comparable period in 1996. Contract electronics manufacturing, which represented 62% of net sales for the three months ended March 30, 1997, increased $12,236 (17%) to $85,001 from $72,765 for the comparable period in 1996. This increase is attributable to increased sales to existing customers; an expanding customer base, which includes the start-up of the high volume, multi-site Hewlett-Packard order; off-set by the planned phase-out of Dovatron Malaysia's largest customer (Seagate).

Net sales for the Company's other products and services, which represented 38% of net sales for the three months ended March 30, 1997, increased $11,868 (30%) to $52,079 from $40,211 for comparable period in 1996. This increase is attributable to increased sales to existing customers, an expanding customer base and production generated at the Multek facility located in Roseville, Minnesota, which began limited production in April 1996.

Gross profit for the three months ended March 30, 1997, increased $5,610 to $26,180 from $20,570 for the comparable period in 1996. The gross margin increased to 19.1% for the three months ended March 30, 1997 as compared to 18.2% for the comparable period in 1996. This increase is attributable to the slight shift in mix to the Company's other products and services which generate higher margins than contract electronics manufacturing services.

Selling, general and administrative (SG&A) expense increased $4,346 to $16,137 for the three months ended March 30, 1997 from $11,791 for the comparable period in 1996. The percentage of SG&A expense to net sales was 11.8% and 10.4% for the three months ended March 30, 1997 and March 31, 1996, respectively. This increase is attributable to additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility combined with the building of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's projected sales growth in fiscal 1997. In addition, the Company recognized incentive-based stock plan compensation of $995 in the three-months ended March 30, 1997 versus $312 in the three months ended March 31, 1996. Recognition of such expense is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors.

Interest income decreased $338 to $242 for the three months ended March 30, 1997 from $580 for the comparable period in 1996. This decrease is attributable to the earnings generated on the invested cash and cash equivalents. Interest expense increased $161 to $1,700 for the three months ended March 30, 1997 from $1,539 for the comparable period in 1996. This increase is associated with the increase in long-term financing obligations in connection with equipment additions related to Orbit's transition to its new 6-inch, 0.6 micron process facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands)

B.   RESULTS OF OPERATIONS, CONTINUED

Amortization of intangibles increased $60 to $800 for the three months ended March 30, 1997 from $740 for the comparable period in 1996. This increase is attributable to the amortization of the goodwill associated with the Chemtech acquisition, which occurred in April 1996. Other expenses (net) increased $377 for the three months ended March 30, 1997 from the comparable period in 1996. This increase was due mainly to the Company realizing a gain on the early extinguishment of long-term financing obligations in the three months ended March 31, 1996.

The estimated effective income tax rate for the three months ended March 30, 1997 was 34% compared to 31% for the comparable period in 1996. The effective tax rate used to compute the income tax provision for each quarter was based on the Company's estimate of its domestic and foreign operating income for each respective year. The Company's estimated effective income tax rate differs from the U.S. statutory rate primarily due to lower effective income tax rates on foreign earnings considered permanently invested. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings. As foreign earnings considered permanently invested increase, as a percentage of consolidated earnings, the overall consolidated effective income tax rate will decrease as the foreign earnings are usually taxed at a lower rate than domestic earnings.

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

D.   LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At March 30, 1997, the Company had working capital of $82,366 and a current ratio of 1.9 compared to working capital of $95,195 and a current ratio of 2.3 at March 31, 1996. Cash and cash equivalents at March 30, 1997 were $17,447, a decrease of $7,563 from $25,010 at December 29, 1996. This decrease resulted from cash used by investing and financing activities of $14,162 and $4,540, respectively, offset by cash provided by operating activities of $11,090.

The Company's net cash flows used by investing activities amounted to $14,162 and $5,658 for the three months ended March 30, 1997 and March 31, 1996, respectively. Capital expenditures amounted to $14,293 and $5,772 for the three-month periods ending March 30, 1997 and March 30, 1996, respectively. The increase in the first quarter of 1997 is attributable mainly to the Company's continued investment in state-of-the-art, high-technology equipment for its Multek and Dovatron operating companies which enables the Company to accept increasingly complex orders. Additionally, Orbit acquired capital equipment necessary for its new 6-inch, 0.6 micron process facility.

The Company's net cash flows used by financing activities amounted to $4,540 and $12,332 in the first quarter of 1997 and 1996, respectively. The Company repaid $4,805 and $2,542 in long-term financing obligations in the three months ended March 30, 1997 and March 31, 1996, respectively. The Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands)

D.    LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

also repaid $411 and $10,133 of notes payable to sellers of various businesses acquired during the three months ended March 30, 1997 and March 31, 1996, respectively.

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

See Note 3 to the condensed consolidated financial statements for a description of commitments, contingencies and environmental matters.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A class action complaint for violations of federal securities law was filed against Orbit and three of its officers in 1995. The amended complaint alleges that Orbit and the named officers misled the market for Orbit's then existing public common stock, by issuing a number of allegedly false or misleading statements. The amended complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The Company believes that the claims asserted in the amended complaint are without merit and intends to defend against such claims vigorously. Third party discovery is ongoing and the court has not yet set a trial date.

In addition to the above matter, the Company is involved in certain other litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See Note 10 of the Company's 1996 Consolidated Financial Statements included in Part II, Item 8 of Form 10-K for the Company's contingencies and environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 1997, there were no matters submitted to a vote of security holders.

ITEM 6(a).   EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

10.1 Amendment to the $60,000,000 Revolving Line of Credit dated April 4, 1996 between The DII Group, Inc. and Norwest Bank Colorado, N.A., The Chase Manhattan Bank, N.A., Harris Trust and Savings Bank, and NBD Bank.

*10.2 Agreement dated as of February 17, 1997, by and between Hewlett-Packard and Dovatron International, Inc.

+10.3     The DII Group, Inc. Deferred Compensation Plan

+10.4     The DII Group, Inc. Performance Share Agreement

+10.5 Employment Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald R. Budacz.

+10.6 Employment Agreement dated as of January 1, 1997 between The DII Group, Inc. and Carl R. Vertuca, Jr.

+10.7      Employment Agreement dated as of January 1, 1997 between The DII
          Group, Inc. and Ronald R. Snyder.

+10.8 Employment Agreement dated as of January 1, 1997 between The DII Group, Inc. and Dermott O'Flanagan.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

+10.9 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald R. Budacz.

+10.10 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Carl R. Vertuca, Jr.

+10.11 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald R. Snyder.

+10.12 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Dermott O'Flanagan.

11.1      Statement regarding computation of per share earnings.

27        Financial Data Schedule

-------------
* Confidential treatment has been granted as to portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

+    Management contract or compensatory plan.



ITEM 6(b).   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE DII GROUP, INC.





Date:   May 12, 1997                   By:  /s/Ronald R. Budacz
       --------------                       ----------------------------------
                                            Ronald R. Budacz
                                            Chairman and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:   May 12, 1997                   By:  /s/Carl R. Vertuca, Jr.
       --------------                       ----------------------------------
                                            Carl R. Vertuca, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)





Date:   May 12, 1997                   By:  /s/Thomas J. Smach
       --------------                       ----------------------------------
                                            Thomas J. Smach
                                            Vice President and Corporate
                                            Controller (Principal Accounting
                                            Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.1      Amendment to the $60,000,000 Revolving Line of Credit dated April 4,
          1996 between The DII Group, Inc. and Norwest Bank Colorado, N.A., The
          Chase Manhattan Bank, N.A., Harris Trust and Savings Bank, and NBD
          Bank.

*10.2 Agreement dated as of February 17, 1997, by and between Hewlett-Packard and Dovatron International, Inc.

+10.3     The DII Group, Inc. Deferred Compensation Plan

+10.4     The DII Group, Inc. Performance Share Agreement

+10.5     Employment Agreement dated as of January 1, 1997 between The DII
          Group, Inc. and Ronald R. Budacz.

+10.6     Employment Agreement dated as of January 1, 1997 between The DII
          Group, Inc. and Carl R. Vertuca, Jr.

+10.7      Employment Agreement dated as of January 1, 1997 between The DII
          Group, Inc. and Ronald R. Snyder.

+10.8     Employment Agreement dated as of January 1, 1997 between The DII
          Group, Inc. and Dermott O'Flanagan.

+10.9     Amendment to the Senior Executive Severance Agreement dated as of
          January 1, 1997 between The DII Group, Inc. and Ronald R. Budacz.

+10.10    Amendment to the Senior Executive Severance Agreement dated as of
          January 1, 1997 between The DII Group, Inc. and Carl R. Vertuca, Jr.

+10.11    Amendment to the Senior Executive Severance Agreement dated as of
          January 1, 1997 between The DII Group, Inc. and Ronald R. Snyder.

+10.12    Amendment to the Senior Executive Severance Agreement dated as of
          January 1, 1997 between The DII Group, Inc. and Dermott O'Flanagan.

11.1      Statement regarding computation of per share earnings.

27        Financial Data Schedule

-------------
* Confidential treatment has been granted as to portions of this exhibit. The omitted material has been separately filed with the Securities and Exchange Commission.

+    Management contract or compensatory plan.