Form 10-Q
period 1997-06-29
DII GROUP INC
filed 1997-07-31
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 29, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
          CLASS                                         July 28, 1997
          -----                                         -------------

Common Stock, Par Value $0.01                            12,439,853

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                   (In thousands, except earnings per share)


                                                 FOR THE THREE MONTHS ENDING         FOR THE SIX MONTHS ENDING
                                                -------------------------------   ------------------------------
                                                JUNE 29, 1997    JUNE 30, 1996    JUNE 29, 1997    JUNE 30, 1996
                                                --------------   --------------   -------------    -------------
Net sales:
   Contract electronics manufacturing             $  122,585           68,257          207,586          141,023
   Other                                              61,512           46,807          113,591           87,017
                                                  ----------       ----------       ----------       ----------
      Total net sales                                184,097          115,064          321,177          228,040

Cost of sales                                        151,418           90,945          262,318          183,351
                                                  ----------       ----------       ----------       ----------

   Gross profit                                       32,679           24,119           58,859           44,689

Selling, general and administrative expenses          18,189           11,451           34,326           23,242

Merger costs                                            --              1,104             --              1,104
Interest income                                         (156)            (403)            (398)            (983)
Interest expense                                       1,720            1,533            3,420            3,072
Amortization of intangibles                              929              783            1,729            1,523
Other, net                                               581              132              674             (152)
                                                  ----------       ----------       ----------       ----------

   Income before income taxes                         11,416            9,519           19,108           16,883

Income tax expense                                     3,876            2,913            6,491            5,210
                                                  ----------       ----------       ----------       ----------

   Net income                                     $    7,540            6,606           12,617           11,673
                                                  ==========       ==========       ==========       ==========


Earnings per share:
   Primary                                        $     0.59             0.54             0.99             0.95
   Fully diluted                                  $     0.55             0.50             0.93             0.91


Weighted average number of common shares and
  equivalents outstanding:
   Primary                                            12,885           12,333           12,757           12,262
   Fully diluted                                      15,338           14,836           15,303           14,767



See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except par value data)


                                                                         JUNE 29,     DECEMBER 29,
                                                                          1997            1996
                                                                      ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                        $     14,445          25,010
     Accounts receivable, net                                              103,881          79,851
     Inventories                                                            57,206          47,008
     Other                                                                  10,496           8,829
                                                                      ------------    ------------

          Total current assets                                             186,028         160,698

Property, plant and equipment, net                                         144,683         106,977
Intangible assets, net                                                      73,869          66,207
Other                                                                        3,354           1,969
                                                                      ------------    ------------

                                                                      $    407,934         335,851
                                                                      ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $     92,294          46,748
     Accrued expenses                                                       25,747          14,729
     Accrued interest payable                                                1,158           1,116
     Line-of-credit borrowings                                               5,660            --
     Current installments of long-term financing obligations                 7,387          10,572
     Notes payable to sellers of businesses acquired                          --               826
                                                                      ------------    ------------

          Total current liabilities                                        132,246          73,991

Convertible subordinated notes payable                                      86,250          86,250
Long-term financing obligations, excluding current installments              9,955          12,938
Notes payable to sellers of businesses acquired                              1,589           1,262
Other                                                                        1,998           2,373

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                           --              --
     Common stock, $0.01 par value; 45,000,000 shares authorized;
        12,368,605 and 11,964,415 shares issued and outstanding                124             120
     Additional paid-in capital                                             96,843          91,976
     Retained earnings                                                      87,400          74,783
     Cumulative foreign currency translation adjustments                    (3,933)         (3,849)
     Deferred stock compensation                                            (4,538)         (3,993)
                                                                      ------------    ------------

          Total stockholders' equity                                       175,896         159,037
                                                                      ------------    ------------

                                                                      $    407,934         335,851
                                                                      ============    ============


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                   FOR THE SIX MONTHS ENDING
                                                                 ----------------------------
                                                                 JUNE 29, 1997  JUNE 30, 1996
                                                                 -------------  -------------
        Net cash provided by operating activities                  $   44,189        10,011
                                                                   ----------    ----------

Cash flows from investing activities:
   Payments for business acquisitions, net of cash acquired            (7,939)       (2,056)
   Additions to property, plant and equipment                         (46,156)      (11,587)
   Proceeds from sales of equipment                                       916           134
                                                                   ----------    ----------

        Net cash used by investing activities                         (53,179)      (13,509)
                                                                   ----------    ----------

Cash flows from financing activities:
   Debt issuance costs                                                   --            (286)
   Repayments of long-term financing obligations                       (8,368)       (3,158)
   Proceeds from issuance of long-term financing obligations             --           1,090
   Proceeds from line-of-credit borrowings                              5,660          --
   Repayments of notes payable to sellers of businesses acquired         (826)      (15,868)
   Proceeds from stock issued under stock plans                         1,931           586
                                                                   ----------    ----------

        Net cash used by financing activities                          (1,603)      (17,636)
                                                                   ----------    ----------

Effect of exchange rate changes on cash                                    28            (9)
                                                                   ----------    ----------

        Net decrease in cash and cash  equivalents                    (10,565)      (21,143)

Cash and cash equivalents at beginning of year                         25,010        55,533
                                                                   ----------    ----------

Cash and cash equivalents at end of period                         $   14,445        34,390
                                                                   ==========    ==========


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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 29, 1996 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the six-month period ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

On August 22, 1996, the DII Group changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. The accompanying condensed consolidated financial statements are therefore presented as of and for the three and six month periods ended June 29, 1997 and June 30, 1996.

(2)  INVENTORIES

Inventories consisted of the following:


                                 JUNE 29,    DECEMBER 29,
                                   1997          1996
                                 --------    ------------
Raw materials                    $ 44,709       34,099
Work in process                    16,222       15,721
Finished goods                      2,906        2,580
                                 --------      -------
                                   63,837       52,400
Allowance for inventory            (6,631)      (5,392)
                                 --------      -------

                                 $ 57,206       47,008
                                 ========      =======

The Company made provisions to the allowance for inventory impairment of $2,672 and $400 during the six months ended June 29, 1997 and June 30, 1996, respectively.

(3)   ACQUISITIONS

During the second quarter of 1997, the Company acquired Design Solutions, Inc. ("DSI") and Process Control Technologies, Inc. ("PCT"). DSI provides custom design and engineering services for printed circuit assemblies to original equipment manufacturers. PCT is a manufacturer of solutions to automate the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process

                     THE DII GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  ACQUISITIONS, CONTINUED

including final box-build assembly. The cash purchase price, net of cash acquired for these acquisitions, was $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions were immaterial. The cost in excess of net assets acquired from these acquisitions amounted to $6,812.

In April 1996, the Company acquired Chemtech Limited, a quick-turn manufacturer of surface mount printed circuit board solder cream stencils located in the United Kingdom. The cash purchase price, net of cash acquired, was $2,056. The fair value of the assets acquired and liabilities assumed were immaterial. The cost in excess of net assets acquired amounted to $3,658.

The 1997 and 1996 acquisitions were accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

(4)  COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the Company's Annual Reports on Form 10-K for the fiscal year ended December 29, 1996. The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs associated with these matters in the accompanying condensed consolidated financial statements. The total amounts accrued for these matters is immaterial.

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

The Company has approximately $13,700 of capital commitments as of June 29, 1997.

The Company has a $60,000 senior secured revolving line-of-credit which expires in June 1998. The Company had borrowings outstanding under this credit facility in the amount of $5,660 as of June 29, 1997. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of June 29, 1997, the Company was in compliance with all financial covenants.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, litigation, environmental matters and capital expenditures herein under "Part I Financial Information - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

A.       OVERVIEW

The Company is a value-added electronics design, engineering and manufacturing service provider which operates through a global network of companies in North America, Europe and Southeast Asia. These companies are uniquely integrated to provide a broad range of related products and services, including semiconductor design and manufacturing of customer specific integrated circuits; initial printed circuit board design and engineering services; manufacturing of prototype printed circuit boards; assembly of printed circuit boards; process tooling and assembly automation; machine tools; in-circuit and functional test hardware and software; and final system configuration. By being the fastest and most comprehensive provider of custom design, engineering and manufacturing services for OEM customers, from microelectronics circuits through the final assembly of finished products, the Company believes it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company provides the following products and services to the global electronics outsourcing industry:

         Custom Semiconductors--The Company designs and manufactures customer specific integrated circuits on a quick-turn basis through Orbit Semiconductor ("Orbit").

         Interconnect Technologies--The Company provides design and engineering services for printed circuit assemblies through Design Solutions, Inc. ("DSI") and manufactures high density, complex multilayer printed circuit boards on a quick-turn basis through Multilayer Technology ("Multek").

         Systems Assembly and Distribution--The Company assembles complex electronic circuits and final system configuration (contract electronics manufacturing or "CEM") on a high and low volume contract basis through Dovatron International ("Dovatron").

         Process Technologies--The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI International ("IRI") and Chemtech Limited ("Chemtech"); designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron; manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp; and manufactures automation solutions for the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process including final box-build assembly through Process Control Technologies, Inc. ("PCT").

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

At any given time, certain customers may account for significant portions of the Company's business. Hewlett Packard Company accounted for 12% of net sales during the six months ending June 29, 1997. No other customer accounted for more than 10% of net sales during the six months ended June 29, 1997. No customer accounted for more than 10% of net sales during the six months ended June 30, 1996. The Company's top ten customers accounted for 47% and 46% of net sales for the six months ending June 29, 1997 and June 30, 1996, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results.

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

B.       RESULTS OF OPERATIONS

Total net sales for the three months ended June 29, 1997 increased $69,033 (60%) to $184,097 from $115,064 for the comparable period in 1996. Total net sales for the six months ended June 29, 1997 increased $93,137 (41%) to $321,177 from $228,040 for the comparable period in 1996. The growth in net sales is mainly attributed to the significant growth experienced by the Company's contract electronics manufacturing services.

Contract electronics manufacturing net sales for the three months ended June 29, 1997 increased $54,328 (80%) to $122,585 from $68,257 for the corresponding period in 1996. Contract electronics manufacturing net sales for the six months ended June 29, 1997 increased $66,563 (47%) to $207,586 from $141,023 for the comparable period in 1996. These increases are primarily attributable to the high volume, multi-site production order for Hewlett-Packard combined with increased orders to existing customers and an expanding customer base.

Net sales for the Company's other products and services for the three months ended June 29, 1997 increased $14,705 (31%) to $61,512 from $46,807 for the comparable period in 1996. Net sales for the Company's other products and services for the six months ended June 29, 1997 increased $26,574 (31%) to $113,591 from $87,017 for the comparable period in 1996. These increases are attributable to (i) increased sales to existing customers, (ii) an expanding customer base from the continued industry-wide acceptance of its service offerings, and (iii) the 1997 acquisitions of DSI and PCT and the 1996 acquisition of Chemtech.

Gross profit for the three months ended June 29, 1997, increased $8,560 to $32,679 from $24,119 for the comparable period in 1996. Gross profit for the six-month period ending June 29, 1997, increased $14,170 to $58,859 from $44,689 for the comparable period in 1996. The gross margin decreased to 17.8% for the three months ended June 29, 1997 as compared to 21.0% for the three months ended June 30, 1996. The

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

gross margin decreased to 18.3% for the six month period ended June 29, 1997 from 19.6% for the six month period ended June 30, 1996. These decreases were the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings, (ii) pricing pressure as a result of a shift in Multek's product mix to higher-volume (lower margin) production from its quick-turn, low-volume (higher margin) production, and (iii) Orbit's underabsorbed overhead associated with its transition into its new 6-inch, 0.6 micron wafer fabrication facility.

Selling, general and administrative (SG&A) expense increased $6,738 to $18,189 for the three months ended June 29, 1997 from $11,451 for the comparable period in 1996. The percentage of SG&A expense to net sales decreased to 9.9% for the three months ended June 29, 1997 from 10.0% for the three months ended June 30, 1996. The increase in absolute dollars was primarily attributable to (i) additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility,
(ii) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's sales growth, (iii) increased incentive-based stock plan compensation, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, and (iv) increased SG&A expenses associated with the 60% increase in net sales in the three months ended June 29, 1997 versus the comparable period in 1996. The percentage of SG&A expense to net sales did not increase during the three months ended June 29, 1997 versus June 30, 1996 due to the significant increase in the contract electronics manufacturing revenues.

SG&A expense increased $11,084 to $34,326 for the six month period ended June 29, 1997 from $23,242 for the comparable period in 1996. The percentage of SG&A expense to net sales also increased to 10.7% for the six months ended June 29, 1997 from 10.2% for the six months ended June 30, 1996. These increases are primarily attributable to (i) additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's sales growth, (iii) increased incentive-based stock plan compensation, and (iv) increased SG&A expenses associated with the 41% increase in net sales in the six months ended June 29, 1997 versus the comparable period in 1996.

Interest income decreased $247 to $156 for the three months ended June 29, 1997 from $403 for the comparable period in 1996. Interest income decreased $585 to $398 for the six months ended June 29, 1997 from $983 for the comparable period in 1996. This decrease is attributable to the earnings generated on the invested cash and cash equivalents. Interest expense increased $187 to $1,720 for the three months ended June 29, 1997 from $1,533 for the comparable period in 1996. Interest expense increased $348 to $3,420 for the six months ended June 29, 1997 from $3,072 for the comparable period in 1996. This increase is primarily associated with the increase in long-term financing obligations in connection with equipment additions related to Orbit's transition to its new 6-inch, 0.6 micron process facility coupled with borrowings from the Company's line-of-credit.

Amortization of intangibles increased $146 to $929 for the three months ended June 29, 1997 from $783 for the comparable period in 1996. Amortization of intangibles increased $206 to $1,729 for the six

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

months ended June 29, 1997 from $1,523 for the comparable period in 1996. This increase is attributable to the amortization of goodwill associated with the Chemtech, DSI and PCT acquisitions. Other expenses (net) increased $449 for the three months ended June 29, 1997 from the comparable period of 1996 and $826 for the six months ended June 29, 1997 from the corresponding period in 1996. These increases were primarily the result of increased provisions for doubtful accounts.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, income tax credits and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 34% and 31% for the six months ended June 29, 1997 and June 30, 1996, respectively.

C.       ACQUISITIONS

During the second quarter of 1997, the Company acquired DSI and PCT. DSI provides custom design and engineering services for printed circuit assemblies to original equipment manufacturers. PCT is a manufacturer of solutions to automate the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process including final box-build assembly. The cash purchase price, net of cash acquired for these acquisitions, was $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions were immaterial. The cost in excess of net assets acquired from these acquisitions amounted to $6,812.

In April 1996, the Company acquired Chemtech, a quick-turn manufacturer of surface mount printed circuit board solder cream stencils located in the United Kingdom. The cash purchase price, net of cash acquired, was $2,056. The fair value of the assets acquired and liabilities assumed were immaterial. The cost in excess of net assets acquired amounted to $3,658.

The 1997 and 1996 acquisitions were accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

D.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At June 29, 1997 the Company had working capital of $53,782 and a current ratio of 1.4x compared to working capital of $96,332 and a current ratio of 2.2x at December 29, 1996. Cash and cash equivalents at June 29, 1997 were $14,445, a decrease of $10,565 from $25,010 at December 29, 1996. This decrease resulted from cash used by investing and financing activities of $53,179 and $1,603, respectively, offset by cash provided by operating activities of $44,189.

The Company's net cash flows used by investing activities amounted to $53,179 and $13,509 for the six months ended June 29, 1997 and June 30, 1996, respectively. Capital expenditures amounted to $46,156 and $11,587 for the six months ended June 29, 1997 and June 30, 1996, respectively. This increase is mainly attributable to the Company's continued investment in state-of-the-art, high-technology equipment for its Multek and Dovatron operating companies which enables the Company to accept increasingly complex and higher-volume orders. Additionally, Orbit acquired capital equipment of $25,258 necessary for its new 6-inch, 0.6 micron process facility. The Company sold $916 and $134 of equipment during the six months ended June 29, 1997 and June 30, 1996, respectively, to allow for the potential replacement of older equipment with state-of-the-art, high-technology equipment.

As described above in Section D, Acquisitions, during the second quarter of 1997, the Company acquired DSI and PCT. DSI provides custom design and engineering services for printed circuit assemblies to original equipment manufacturers. PCT is a manufacturer of solutions to automate the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process including final box-build assembly. The cash purchase price, net of cash acquired for these acquisitions, was $7,939. The Company purchased Chemtech, a manufacturer of surface mount printed circuit board solder cream stencils in 1996. The cash purchase price, net of cash acquired, was $2,056.

The Company's net cash flows used by financing activities amounted to $1,603 and $17,636 for the six months ended June 29, 1997 and June 30, 1996, respectively. The Company repaid $8,368 and $3,158 in long-term financing obligations in the six months ended June 29, 1997 and June 30, 1996, respectively. For the six months ended June 29, 1997 and June 30, 1996, the Company repaid $826 and $15,868, respectively, of notes payable to sellers of various businesses acquired. The Company received $1,931 and $586 in proceeds from stock issued under its stock plans in the six months ended June 29, 1997 and June 30, 1996, respectively. In addition, the Company borrowed $5,660 from its line-of-credit during the six months ended June 29, 1997.

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

The Company determines the amount of its accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at is operating facilities, or a determination that the Company is

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

D.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

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

See Note 4 to the condensed consolidated financial statements for a description of commitments, contingencies and environmental matters.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1997, a complaint was filed in the District Court of Boulder, Colorado against the Company and three of its officers and directors. The lawsuit purports to be brought on behalf of a class of persons who purchased Company stock during the period April 1, 1996 through September 8, 1996 and claims violations of Colorado law based on allegedly false and misleading statements made in connection with the offer, sale or purchase of Company stock at artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaint seeks compensatory and other damages as well as equitable relief.

A class action complaint for violations of federal securities law was filed against Orbit and three of its officers in 1995. The current amended complaint alleges that Orbit and the named officers misled the market for Orbit's then existing public common stock, by issuing a number of allegedly false or misleading statements. The amended complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The court has dismissed all claims based upon the public statements of Orbit and its officers and directors. The only remaining claims assert that Orbit is responsible for the statements of securities analysts. Third party discovery is ongoing and the court has not yet set a trial date.

In addition to the above matters, the Company is involved in certain other litigation arising in the ordinary course of business. Although management is of the opinion that none of these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See Note 10 of the 1996 Consolidated Financial Statements included in Part II, Item 8 of the Company's Form 10-K Annual Report for the fiscal year ended December 29, 1996 for contingencies and environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders' meeting, which was held on May 13, 1997, the Company's shareholders elected the following seven persons as directors to one-year terms: Ronald R. Budacz, Chairman and Chief Executive Officer, Carl R. Vertuca, Jr., Senior Vice President and Chief Financial Officer, Robert L. Brueck, Gary P. Kennedy, Constantine S. Macricostas, Gerard T. Wrixon, Alexander W. Young. Not less than 9,253,098 shares were cast for each of the Directors.

The shareholders approved the proposal to amend the 1994 Stock Incentive Plan to increase the maximum number of shares of the Company's common stock covered by awards that may be granted to any single individual in any fiscal year from 50,000 to 150,000 shares. Voting in favor were 8,338,957, opposed were 2,159,654, abstaining were 94,629, and broker non-votes were zero.

The shareholders ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors. Voting in favor were 10,035,650, opposed were 20,798, abstaining were 536,792, and broker non-votes were zero.

ITEM 6(a).   EXHIBITS

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

                                            THE DII GROUP, INC.





Date:   July 31, 1997                       By:  /s/Ronald R. Budacz
      ---------------------                    ------------------------------
                                               Ronald R. Budacz
                                               Chairman and
                                               Chief Executive Officer
                                               (Principal Executive Officer)






Date:   July 31, 1997                       By:  /s/Carl R. Vertuca, Jr.
      ---------------------                    ------------------------------
                                               Carl R. Vertuca, Jr.
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)





Date:   July 31, 1997                       By:  /s/Thomas J. Smach
      ---------------------                    ------------------------------
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