Form 10-Q
period 1997-09-28
DII GROUP INC
filed 1997-11-12
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 28, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
          CLASS                                             November 9, 1997
          -----                                             ----------------
Common Stock, Par Value $0.01                                   25,310,631

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                    (In thousands, except earnings per share)


                                                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                    --------------------------------   -----------------------------
                                                                    SEPT. 28, 1997    SEPT. 29, 1996   SEPT. 28, 1997 SEPT. 29, 1996
                                                                    ---------------   --------------   -------------- --------------

Net sales:
     Contract electronics manufacturing                                   $ 141,503         62,248        349,089        203,271
     Other                                                                   71,361         45,953        184,952        132,970
                                                                          ---------      ---------      ---------      ---------
          Total net sales                                                   212,864        108,201        534,041        336,241

Cost of sales                                                               179,562         87,753        441,880        271,104
                                                                          ---------      ---------      ---------      ---------

     Gross profit                                                            33,302         20,448         92,161         65,137

Selling, general and administrative expenses                                 17,098         11,977         51,424         35,219

Merger costs                                                                   --            3,545           --            4,649
Interest income                                                                (256)          (379)          (654)        (1,362)
Interest expense                                                              2,504          1,547          5,924          4,619
Amortization of intangibles                                                   1,033            832          2,762          2,355
Other, net                                                                      245           (465)           919           (616)
                                                                          ---------      ---------      ---------      ---------

     Income before income taxes                                              12,678          3,391         31,786         20,273

Income tax expense                                                            2,723          1,900          9,214          7,110
                                                                          ---------      ---------      ---------      ---------

     Net income                                                           $   9,955          1,491         22,572         13,163
                                                                          =========      =========      =========      =========


Earnings per share:
     Primary                                                              $    0.38           0.06           0.87           0.52
     Fully diluted                                                        $    0.35           0.06           0.81           0.52


Weighted average number of common shares and equivalents outstanding:
     Primary                                                                 26,532         24,992         25,999         25,082
     Fully diluted                                                           31,203         24,992         31,014         25,082


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except par value data)


                                                                                  SEPT. 29,       DECEMBER 29,
                                                                                      1997           1996
                                                                                  ---------       ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                    $  94,441           25,010
     Accounts receivable, net                                                       125,802           79,851
     Inventories                                                                     78,399           47,008
     Other                                                                            9,047            8,829
                                                                                  ---------        ---------

          Total current assets                                                      307,689          160,698

Property, plant and equipment, net                                                  198,018          106,977
Intangible assets, net                                                               77,890           66,207
Other                                                                                 5,671            1,969
                                                                                  ---------        ---------

                                                                                  $ 589,268          335,851
                                                                                  =========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $ 102,604           46,748
     Accrued expenses                                                                37,693           14,729
     Accrued interest payable                                                         3,507            1,116
     Current installments of long-term financing obligations                          6,360           10,572
     Notes payable to sellers of businesses acquired                                   --                826
                                                                                  ---------        ---------

          Total current liabilities                                                 150,164           73,991

Senior subordinated notes payable                                                   150,000             --
Convertible subordinated notes payable                                               86,250           86,250
Long-term financing obligations, excluding current installments                       8,377           12,938
Notes payable to sellers of businesses acquired                                       1,523            1,262
Other                                                                                 1,998            2,373

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                                    --               --
     Common stock, $0.01 par value; 45,000,000 shares
        authorized; 25,220,020 and 23,928,830 shares issued and outstanding             252              240
     Additional paid-in capital                                                     100,886           91,856
     Retained earnings                                                               97,355           74,783
     Cumulative foreign currency translation adjustments                             (4,078)          (3,849)
     Deferred stock compensation                                                     (3,459)          (3,993)
                                                                                  ---------        ---------

          Total stockholders' equity                                                190,956          159,037
                                                                                  ---------        ---------

                                                                                  $ 589,268          335,851
                                                                                  =========        =========


      See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                          FOR THE NINE MONTHS ENDED
                                                                      --------------------------------
                                                                      SEPT. 28, 1997    SEPT. 29, 1996
                                                                      --------------    --------------
          Net cash provided by operating activities                      $  41,660           17,746
                                                                         ---------        ---------

Cash flows from investing activities:
     Payments for business acquisitions, net of cash acquired               (7,939)          (2,056)
     Additions to property, plant and equipment                           (106,103)         (20,026)
     Proceeds from sales of equipment                                        2,578              181
                                                                         ---------        ---------

          Net cash used by investing activities                           (111,464)         (21,901)
                                                                         ---------        ---------

Cash flows from financing activities:
     Debt issuance costs                                                    (4,934)            (314)
     Repayments of long-term financing obligations                         (10,973)          (4,039)
     Proceeds from long-term financing obligations                            --              1,260
     Proceeds from line-of-credit borrowings                                84,430             --
     Repayments of line-of-credit borrowings                               (84,430)            --
     Repayments of notes payable to sellers of businesses acquired            (826)         (16,836)
     Proceeds from senior subordinated notes payable                       150,000             --
     Proceeds from notes receivable                                           --              1,000
     Proceeds from stock issued under stock plans                            6,064            1,384
                                                                         ---------        ---------

          Net cash provided (used) by financing activities                 139,331          (17,545)
                                                                         ---------        ---------

Effect of exchange rate changes on cash                                        (96)              (3)
                                                                         ---------        ---------

          Net increase (decrease) in cash and cash  equivalents             69,431          (21,703)

Cash and cash equivalents at beginning of period                            25,010           55,533
                                                                         ---------        ---------

Cash and cash equivalents at end of period                               $  94,441           33,830
                                                                         =========        =========


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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 29, 1996 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the nine-month period ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

On August 22, 1996, the DII Group changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. Accordingly, fiscal 1996 and 1997 each comprise 52 weeks and end on December 29, 1996 and December 28, 1997, respectively. The accompanying condensed consolidated financial statements are therefore presented as of and for the three and nine-month periods ended September 28, 1997 and September 29, 1996.

(2)  INVENTORIES

Inventories consisted of the following:

                              SEPT. 28,     DECEMBER 29,
                                1997            1996
                              --------      ------------
Raw materials                 $ 59,352          34,099
Work in process                 23,557          15,721
Finished goods                   2,926           2,580
                              --------        --------
                                85,835          52,400
Allowance for inventory         (7,436)         (5,392)
                              --------        --------

                              $ 78,399          47,008
                              ========        ========

The Company made provisions to the allowance for inventory impairment of $2,676 and $653 during the nine months ended September 28, 1997 and September 29, 1996, respectively.

(3)    PROPERTY, PLANT AND EQUIPMENT

On August 18, 1997, the Company acquired International Business Machine's ("IBMs") printed circuit board fabrication facility, and its related production equipment, inventory and intellectual property for approximately $46,064.

                      THE DII GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4)   ACQUISITIONS

During the second quarter of 1997, the Company acquired Design Solutions, Inc. ("DSI") and Process Control Technologies, Inc. ("PCT"). DSI provides custom design and engineering services for printed circuit assemblies to original equipment manufacturers. PCT is a manufacturer of solutions to automate the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process including final box-build assembly. The cash purchase price, net of cash acquired, for these acquisitions was $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions were immaterial. The cost in excess of net assets acquired through these acquisitions amounted to $6,812.

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

(5)   SENIOR SUBORDINATED NOTES

In September 1997, the Company issued $150,000 of 8.50% senior subordinated notes. Interest is payable on March 15 and September 15 of each year and the notes mature on September 15, 2007. The Company may redeem the notes on or after September 15, 2002. The indenture contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell capital stock of certain subsidiaries,
(iii) engage in asset sales, (iv) incur layered debt, (v) create liens on its properties and assets, and (vi) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and qualifications.


(6)   COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs associated with these matters in the accompanying condensed consolidated financial statements. The total amounts accrued for these matters are immaterial.

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

The Company has approximately $8,900 of capital commitments as of September 28, 1997.

The Company has a senior secured revolving line-of-credit which was amended in August 1997 to increase the maximum borrowing capability to $80,000 and extend the expiration date to June 2002. This credit facility is secured by substantially all of the Company's assets and requires compliance with certain financial covenants and contains certain restrictions on the Company's ability to (i) incur certain debt, (ii) create certain liens on its properties and assets, (iii) make certain investments in businesses outside the Company's industry, (iv) merge or consolidate with other certain entities, (v) pay certain dividends or make distributions, (vi) repurchase or redeem certain common stock, and (vii) dispose of certain assets. As of September 28, 1997, there were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants.

(7)   COMMON STOCK SPLIT

On July 29, 1997, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend which was distributed to shareholders on September 2, 1997 to shareholders of record as of August 15, 1997. This increased the number of shares outstanding to approximately 25.2 million from 12.6 million. The Company transferred $126 from additional paid-in capital to the common stock par account to reflect the stock split. All share and per share data included in this report have been retroactively restated to reflect the split.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, litigation, environmental matters, liquidity and capital expenditures herein under "Part I Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

A.       OVERVIEW

The Company is a leading provider of electronics design and manufacturing services which operates through a global network of independent business units. These business units are uniquely linked to provide the following related products and services to OEM customers: custom microelectronics design and manufacturing; design and manufacturing of printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; in-circuit and functional test hardware and software; and final system configuration. By offering comprehensive and integrated design and manufacturing services, the Company believes it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company provides the following related products and services to the global electronics manufacturing industry:

         Custom Microelectronics--Through Orbit Semiconductor ("Orbit"), the Company provides semiconductor design, manufacturing and engineering support services to its OEM customers. Orbit provides cost-effective gate array conversion services, mixed-signal design and production capabilities as well as high-reliability manufacturing and quick-turn and low-volume manufacturing services, utilizing a combination of its internal fabrication capabilities and its external foundry suppliers, thereby using a "fab/fabless" manufacturing approach.

         Interconnect Technologies--The Company provides design and engineering services for printed circuit assemblies through Design Solutions, Inc. ("DSI") and manufactures high density, complex multilayer printed circuit boards on a quick-turn and high-volume production basis through Multilayer Technology ("Multek").

         Systems Assembly--The Company assembles complex electronic circuits and final system configuration (contract electronics manufacturing or "CEM") on a high and low volume contract basis through Dovatron International ("Dovatron").

         Process Technologies--The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI International ("IRI") and Chemtech Limited ("Chemtech"); designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron; manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp; and manufactures automation solutions for the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process including final box-build assembly, through Process Control Technologies, Inc. ("PCT").

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.        OVERVIEW, CONTINUED

The Company has the ability to provide customers with a total design and manufacturing outsourcing solution. The Company's ability to offer fully integrated solutions with value-added front- and back-end product and process development capabilities coupled with global volume assembly capabilities provides customers with significant speed-to-market and product cost improvements.

Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies and products on a timely basis. In addition, the level of sales can greatly shift based on whether certain projects are contracted on a turnkey basis where the Company purchases materials, versus a consignment basis where the customer provides materials.

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. In addition, the electronics industry, and especially the semiconductor sector, has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. These factors, which may affect the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. There can be no assurance that the Company will be able to successfully integrate newly-acquired businesses including Orbit's transition from its 4-inch, 1.2 micron fabrication facility to its 6-inch, 0.6 micron fabrication facility, or Multek's acquisition of the Austin high-volume printed circuit board fabrication facility. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company's businesses will depend largely upon its ability to enhance its existing products and services or to acquire new products and manufacturing processes in order to keep pace with changing technology and industry standards and meet the changing needs of customers. There can be no assurance that the Company will be able to keep pace with the rapidly changing technology trends. The introduction by competitors of new technologies or the emergence of new industry standards and customer requirements could render the Company's existing products and processes obsolete, unmarketable or no longer competitive.

The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure due to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are data communications, office automation, computer and peripherals, telecommunications, industrial, instrumentation, and medical.

Although management believes the Company serves a diverse range of customers and markets, the Company's contracts generally do not provide the Company with firm long-term volume purchase commitments. In addition, from time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have significantly reduced or delayed the volume of design, engineering and manufacturing services from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse affect on the Company's operating results.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.       OVERVIEW, CONTINUED

At any given time, certain customers may account for significant portions of the Company's business. Hewlett Packard Company accounted for 16% of net sales during the nine months ending September 28, 1997. No other customer accounted for more than 10% of net sales during the nine months ended September 28, 1997. No customer accounted for more than 10% of net sales during the nine months ended September 29, 1996. The Company's top ten customers accounted for 49% and 43% of net sales for the nine months ended September 28, 1997 and September 29, 1996, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results.

The Company has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics fabrication through the final assembly of finished products for OEM customers. The Company's acquisitions have enabled the Company to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. Acquisitions have also played an important part in expanding the Company's presence in the global electronics marketplace. By enhancing the Company's capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions have enabled the Company to enhance its competitive position as a leading provider of comprehensive outsourcing technology solutions.

Acquisitions involve numerous risks including difficulties in assimilating the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the DII Group has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to successfully integrate newly acquired businesses. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also continues to experience rapid internal growth and expansion, and with continued expansion, it may become more difficult for the Company's management to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

B.       RESULTS OF OPERATIONS

Total net sales for the three months ended September 28, 1997 increased $104,663 (97%) to $212,864 from $108,201 for the comparable period in 1996. Total net sales for the nine months ended September 28, 1997 increased $197,800 (59%) to $534,041 from $336,241 for the comparable period in 1996.

Contract electronics manufacturing net sales for the three months ended September 28, 1997 increased $79,255 (127%) to $141,503 from $62,248 for the corresponding period in 1996. Contract electronics manufacturing net sales for the nine months ended September 28, 1997 increased $145,818 (72%) to $349,089 from $203,271 for the comparable period in 1996. These increases are primarily attributable to increased orders from existing customers and an expanding customer base, such as the high volume, multi-site production order for Hewlett-Packard, which began ramping earlier this year.

Net sales for the Company's other products and services for the three months ended September 28, 1997 increased $25,408 (55%) to $71,361 from $45,953 for the comparable period in 1996. Net sales for the

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Company's other products and services for the nine months ended September 28, 1997 increased $51,982 (39%) to $184,952 from $132,970 for the comparable period in 1996. These increases are primarily attributable to (i) increased sales to existing customers, (ii) an expanding customer base from the continued industry-wide acceptance of its service offerings, and (iii) the 1997 acquisitions of DSI, PCT and the IBM Austin printed circuit board fabrication facility.

Gross profit for the three months ended September 28, 1997 increased $12,854 to $33,302 from $20,448 for the comparable period in 1996. Gross profit for the nine-month period ending September 28, 1997 increased $27,024 to $92,161 from $65,137 for the comparable period in 1996. The gross margin decreased to 15.6% for the three months ended September 28, 1997 from 18.9% for the three months ended September 29, 1996. The gross margin decreased to 17.3% for the nine-month period ended September 28, 1997 from 19.4% for the nine-month period ended September 29, 1996. These decreases were the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings, (ii) pricing pressure as a result of a shift in Multek's product mix to higher-volume (lower margin) production from its quick-turn, low-volume (higher margin) production, (iii) Orbit's under-absorption of overhead associated with its transition into its new 6-inch, 0.6 micron wafer fabrication facility and (iv) Multek's under-absorbed overhead associated with the transition of its recently acquired printed circuit board fabrication facility in Austin, Texas to the merchant market.

Selling, general and administrative (SG&A) expense increased $5,121 to $17,098 for the three months ended September 28, 1997 from $11,977 for the comparable period in 1996. The percentage of SG&A expense to net sales decreased to 8.0% for the three months ended September 28, 1997 from 11.1% for the three months ended September 29, 1996. The increase in absolute dollars was primarily attributable to (i) additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's sales growth, (iii) the start-up of Multek's recently acquired high volume printed circuit board fabrication facility in Austin, Texas, (iv) increased incentive-based stock compensation, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, and (v) increased SG&A expenses associated with the 97% increase in net sales in the three months ended September 29, 1997 versus the comparable period in 1996. The percentage of SG&A expense to net sales decreased during the three months ended September 28, 1997 versus September 29, 1996 due to the significant increase in revenues.

SG&A expense increased $16,205 to $51,424 for the nine-month period ended September 28, 1997 from $35,219 for the comparable period in 1996. The percentage of SG&A expense to net sales decreased to 9.6% for the nine months ended September 28, 1997 from 10.5% for the nine months ended September 29, 1996. The increase in absolute dollars was primarily attributable to (i) additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's sales growth, (iii) increased incentive-based stock compensation, (iv) the start-up of Multek's recently acquired high volume printed circuit board fabrication facility in Austin, Texas, and (v) increased SG&A expenses associated with the 59% increase in net sales in the nine months ended September 28, 1997 versus the comparable period in 1996. The percentage of SG&A expense to net sales decreased during the nine months ended September 28, 1997 versus September 29, 1996 due to the significant increase in revenues.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Interest income decreased $123 to $256 for the three months ended September 28, 1997 from $379 for the comparable period in 1996. Interest income decreased $708 to $654 for the nine months ended September 28, 1997 from $1,362 for the comparable period in 1996. These decreases are attributable to the earnings generated on the lower average balances of invested cash and cash equivalents.

Interest expense increased $957 to $2,504 for the three months ended September 28, 1997 from $1,547 for the comparable period in 1996. Interest expense increased $1,305 to $5,924 for the nine months ended September 28, 1997 from $4,619 for the comparable period in 1996. These increases are primarily associated with increased line-of-credit advances, which included interim funding for the acquisition of the IBM Austin printed circuit board fabrication facility in August 1997, coupled with increased long-term financing obligations in connection with equipment additions related to Orbit's transition to its new 6-inch, 0.6 micron process facility. Additionally, the Company incurred approximately $455 of interest expense associated with its issuance of $150,000 of 8.50% senior subordinated notes in September 1997. The Company used part of the proceeds to repay the Company's outstanding advances against its line-of-credit. The line-of-credit advances were used for working capital purposes and to fund the Company's $46,064 acquisition of the IBM Austin printed circuit board fabrication facility in August 1997.

Amortization of intangibles increased $201 to $1,033 for the three months ended September 28, 1997 from $832 for the comparable period in 1996. Amortization of intangibles increased $407 to $2,762 for the nine months ended September 28, 1997 from $2,355 for the comparable period in 1996. These increases are attributable to the amortization of goodwill associated with the Chemtech, DSI and PCT acquisitions. Other expenses (net) increased $710 for the three months ended September 28, 1997 from the comparable period of 1996, due primarily to increased provisions for doubtful accounts. Other expenses (net) increased $1,535 for the nine months ended September 28, 1997 from the corresponding period in 1996. This increase was due to increased provisions for doubtful accounts during the nine months ended September 28, 1997, partially offset by a $320 gain on the early extinguishment of long-term financing obligations during the nine months ended September 29, 1996.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 29% for the nine months ended September 28, 1997. The Company's effective income tax rate was 35.1% for the nine months ended September 29, 1996. This resulted from the mix of foreign and domestic earnings, income tax credits, changes in previously established valuation allowances for deferred tax assets and certain Orbit merger costs not being deductible for income tax purposes.

On July 29, 1997, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend which was distributed to shareholders on September 2, 1997 to shareholders of record as of August 15, 1997. This increased the number of shares outstanding to approximately 25.2 million from 12.6 million. The Company transferred $126 from additional paid-in

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

capital to the common stock par account to reflect the stock split. All share and per share data included in this report have been retroactively restated to reflect the split.

C.       ACQUISITIONS

During the second quarter of 1997, the Company acquired DSI and PCT. DSI provides custom design and engineering services for printed circuit assemblies to original equipment manufacturers. PCT is a manufacturer of solutions to automate the transfer of bare printed circuit boards and assembled circuits through the entire manufacturing process including final box-build assembly. The cash purchase price, net of cash acquired, for these acquisitions was $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions were immaterial. The cost in excess of net assets acquired through these acquisitions amounted to $6,812.

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

D.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At September 28, 1997 the Company had working capital of $157,525 and a current ratio of 2.0x compared to working capital of $86,707 and a current ratio of 2.2x at December 29, 1996. Cash and cash equivalents at September 28, 1997 were $94,441, an increase of $69,431 from $25,010 at December 29, 1996. This increase resulted from cash provided by operating and financing activities of $41,660 and $139,331, respectively, offset by cash used by investing activities of $111,464.

The Company's net cash flows used by investing activities amounted to $111,464 and $21,901 for the nine months ended September 28, 1997 and September 29, 1996, respectively. Capital expenditures amounted to $106,103 and $20,026 for the nine months ended September 28, 1997 and September 29, 1996, respectively. This increase is mainly attributable to the $46,064 acquisition of the IBM Austin printed circuit board fabrication facility combined with the Company's continued investment in state-of-the-art, high-technology equipment for its Multek and Dovatron operating companies which enables the Company to accept increasingly complex and higher-volume orders. In addition, this increase includes approximately $30,622 used in connection with additional capital equipment acquired for Orbit's 6-inch, 0.6 micron process facility. The Company sold $2,578 and $181 of equipment during the nine months ended September 28, 1997 and September 29, 1996, respectively, to allow for the potential replacement of older equipment with state-of-the-art, high-technology equipment.

As described above in Section C, Acquisitions, the Company acquired DSI and PCT during the second quarter of 1997. The cash purchase price, net of cash acquired for these acquisitions, was $7,939. In April 1996, the Company acquired Chemtech for a cash purchase price, net of cash acquired, of $2,056.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

D.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

The Company's net cash flows provided by financing activities amounted to $139,331 for the nine months ended September 28, 1997. The Company's net cash flows used by financing activities amounted to $17,545 for the nine months ended September 29, 1996. The Company repaid $10,973 and $4,039 in long-term financing obligations in the nine months ended September 28, 1997 and September 29, 1996, respectively. For the nine months ended September 28, 1997 and September 29, 1996, the Company repaid $826 and $16,836, respectively, of notes payable to sellers of various businesses acquired. The Company received $6,064 and $1,384 in proceeds from stock issued under its stock plans in the nine months ended September 28, 1997 and September 29, 1996, respectively. During September, the Company issued $150,000 of 8.50% senior subordinated notes. The proceeds from the issuance of the senior subordinated notes were used to repay the Company's outstanding advances against its line-of-credit. The line-of-credit advances were used for working capital purposes and to fund the Company's $46,064 acquisition of the IBM Austin printed circuit board fabrication facility in August 1997.

Debt issue costs associated with the issuance of the senior subordinated notes and the Company's line-of-credit amounted to $4,934 and $314 for the nine-month periods ended September 28, 1997 and September 29, 1996, respectively.

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

See Note 6 to the condensed consolidated financial statements for a description of commitments, contingencies and environmental matters.

E.       NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The current presentation of primary earnings per share and fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15 is replaced with a presentation of basic earnings per share and diluted earnings per share pursuant to SFAS No. 128. Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. DII's basic earnings per share is expected to be slightly higher than the currently presented

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

E.       NEW ACCOUNTING STANDARDS, CONTINUED

primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. Similar to fully diluted earnings per share, diluted earnings per share reflects the potential dilution of securities that could share in the earnings. DII's diluted earnings per share is expected to be comparable to the currently presented fully diluted earnings per share. The Company plans to adopt SFAS No. 128 in its fourth quarter ending December 28, 1997 and all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company will provide disclosures (including restated comparative information) of comprehensive income in its annual consolidated financial statements for its fiscal year ending December 27, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, reported in consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will provide disclosures (including restated comparative information) of certain financial and descriptive information about its operating segments in its annual consolidated financial statements for its fiscal year ending December 27, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1997, a complaint was filed in the District Court of Boulder, Colorado against the Company and three of its officers and directors. An amended complaint was filed on September 5, 1997. The lawsuit purports to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996 through September 8, 1996 and claims violations of Colorado law based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaint seeks compensatory and other damages as well as equitable relief. On October 15, 1997, the Company filed a motion to dismiss the amended complaint. On September 8, 1997, a similar complaint, alleging violations of Federal securities laws based on the same allegedly false and misleading statements, purportedly on behalf of the same class of persons, was filed in the U.S. District Court for the District of Colorado against the Company and the same officers and directors. On November 10, 1997, the Company filed a motion to dismiss the Federal action. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. The Company believes that the claims asserted in both actions are without merit and intends to defend against such claims vigorously. There has been no discovery from the Company in either action and neither court has yet set a trial date.

A class action complaint for violations of federal securities law was filed against Orbit and three of its officers in 1995, in the U.S. District Court for the Northern District of California. An amended complaint was filed on March 25, 1996. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to the statements made by securities analysts. On January 21, 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages as well as equitable relief. On September 2, 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The court has not yet set a trial date, but third party discovery is ongoing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6(a).   EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
*2.1              Purchase Agreement, dated as of August 5, 1997, by and among
                  International Business Machines Corporation, a New York
                  corporation ("Seller"), Multilayer Tek, L.P., a Texas Limited
                  partnership ("Buyer") and The DII Group, Inc., a Delaware
                  corporation ("Guarantor") (incorporated by reference to
                  Exhibit 2.1 of the Registrant's Report on Form 8-K dated
                  August 29, 1997).

2.2               Exhibit A to Purchase Agreement - Assignment and Assumption
                  Agreement (incorporated by reference to Exhibit 2.2 of the Registrant's Report on Form 8-K dated August 29, 1997).

*2.3 Exhibit C to Purchase Agreement - Lease (incorporated by reference to Exhibit 2.3 of the Registrant's Report on Form
                  8-K dated August 29, 1997).

*2.4              Exhibit E to Purchase Agreement - Project Operations Agreement
                  (incorporated by reference to Exhibit 2.4 of the Registrant's
                  Report on Form 8-K dated August 29, 1997).

+2.5              Exhibit F to Purchase Agreement - Supply Agreement
                  (incorporated by reference to Exhibit 2.5 of the Registrant's
                  Report on Form 8-K dated August 29, 1997).

2.6 Exhibit G to Purchase Agreement - Bill of Sale (incorporated by reference to Exhibit 2.6 of the Registrant's Report on Form
                  8-K dated August 29, 1997).

2.7               Exhibit H to Purchase Agreement - Special Warranty Deed
                  (incorporated by reference to Exhibit 2.7 of the Registrant's
                  Report on Form 8-K dated August 29, 1997).

4.1               Indenture - 8.50% Senior Subordinated Notes Due 2007 dated
                  September 19, 1997 between the Registrant and The Chase Trust
                  Company of California, as trustee.

4.2 Purchase Agreement - 8.50% Senior Subordinated Notes Due 2007 dated September 16, 1997 between the Registrant and Salomon
                  Brothers Inc, Donaldson, Lufkin & Jenrette Securities
                  Corporation, and BT Alex. Brown Incorporated, as the initial purchasers.

4.3               Registration Agreement, dated September 16, 1997 between the
                  Registrant and Salomon Brothers Inc, Donaldson, Lufkin &
                  Jenrette Securities Corporation, and BT Alex. Brown
                  Incorporated, as the initial purchasers.

10.1 Second Amendment to the $80,000,000 Revolving Line of Credit dated August 1, 1997 between The DII Group, Inc. and Norwest
                  Bank Colorado, N.A., The Chase Manhattan Bank, N.A., Harris
                  Trust and Savings Bank, and NBD Bank.

10.2 Third Amendment to the $80,000,000 Revolving Line of Credit dated September 15, 1997 between The DII Group, Inc. and
                  Norwest Bank Colorado, N.A., The Chase Manhattan Bank, N.A.,
                  Harris Trust and Savings Bank, and NBD Bank.

10.3              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Ronald R. Budacz.

10.4              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Carl R. Vertuca, Jr.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.5              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Ronald R. Snyder.

10.6              Employment Agreement dated as of January 1, 1997 between The
                  DII Group, Inc. and Carl A. Plichta.

10.7              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Carl A. Plichta.

11.1              Statement regarding computation of per share earnings.

27                Financial Data Schedule.

----------------

* Schedules were not included but will be furnished supplementally to the Commission upon request.

+  Confidential treatment has been granted as to portions of this exhibit.


ITEM 6(b).   REPORTS ON FORM 8-K

The Company filed three Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 28, 1997.

The following item was reported in the Form 8-K dated August 18, 1997:

Item 2. Acquisition or Disposition of Assets - The Company completed its acquisition of IBM's high volume printed circuit board fabrication facility located in Austin, Texas pursuant to a Purchase Agreement dated as of August 5, 1997. No financial statements were filed as part of such report.

The following item was reported in the Form 8-K dated September 4, 1997:

Item 4. Changes in Registrant's Certifying Accountant - The Company terminated the appointment of KPMG Peat Marwick LLP as principal accountants for the Company and engaged Deloitte & Touche LLP as principal accountants. This decision to change accountants was approved by the Audit Committee of the Board of Directors. No financial statements were filed as part of such report.

The following item was reported in the Form 8-K dated September 16, 1997:

Item 5. Other Events - The Company completed a $150 million private placement of its 8.50% senior subordinated notes due 2007 to certain qualified investors and overseas persons, which notes are not registered or required to be registered under the Securities Act of 1993, as amended. No financial statements were filed as part of such report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE DII GROUP, INC.



Date:   November 10, 1997       By: /s/ Carl R. Vertuca, Jr.
       ------------------           --------------------------
                                    Carl R. Vertuca, Jr.
                                    Executive Vice President - Finance,
                                    Administration and Corporate Development






Date:   November 10, 1997       By: /s/ Thomas J. Smach
       ------------------           --------------------------
                                    Thomas J. Smach
                                    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                                LOCATION OF EXHIBIT IN
NUMBER            DESCRIPTION                                                       SEQUENTIAL NUMBERING SYSTEM
-------           -----------                                                       ---------------------------

*2.1 Purchase Agreement, dated as of August 5, 1997, by and among International Business Machines Corporation, a New York corporation ("Seller"), Multilayer Tek, L.P., a Texas Limited partnership ("Buyer") and The DII Group, Inc., a Delaware corporation ("Guarantor") (incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K dated
                  August 29, 1997).

2.2               Exhibit A to Purchase Agreement - Assignment and Assumption
                  Agreement (incorporated by reference to Exhibit 2.2 of the Registrant's Report on Form 8-K dated August 29, 1997).

*2.3 Exhibit C to Purchase Agreement - Lease (incorporated by reference to Exhibit 2.3 of the Registrant's Report on Form
                  8-K dated August 29, 1997).

*2.4              Exhibit E to Purchase Agreement - Project Operations Agreement
                  (incorporated by reference to Exhibit 2.4 of the Registrant's
                  Report on Form 8-K dated August 29, 1997).

+2.5              Exhibit F to Purchase Agreement - Supply Agreement
                  (incorporated by reference to Exhibit 2.5 of the Registrant's
                  Report on Form 8-K dated August 29, 1997).

2.6 Exhibit G to Purchase Agreement - Bill of Sale (incorporated by reference to Exhibit 2.6 of the Registrant's Report on Form
                  8-K dated August 29, 1997).

2.7               Exhibit H to Purchase Agreement - Special Warranty Deed
                  (incorporated by reference to Exhibit 2.7 of the Registrant's
                  Report on Form 8-K dated August 29, 1997).

4.1               Indenture - 8.50% Senior Subordinated Notes Due 2007 dated
                  September 19, 1997 between the Registrant and The Chase Trust
                  Company of California, as trustee.

4.2 Purchase Agreement - 8.50% Senior Subordinated Notes Due 2007 dated September 16, 1997 between the Registrant and Salomon
                  Brothers Inc, Donaldson, Lufkin & Jenrette Securities
                  Corporation, and BT Alex. Brown Incorporated, as the initial purchasers.

4.3               Registration Agreement, dated September 16, 1997 between the
                  Registrant and Salomon Brothers Inc, Donaldson, Lufkin &
                  Jenrette Securities Corporation, and BT Alex.
                  Brown Incorporated, as the initial purchasers.

10.1 Second Amendment to the $80,000,000 Revolving Line of Credit dated August 1, 1997 between The DII Group, Inc. and Norwest
                  Bank Colorado, N.A., The Chase Manhattan Bank, N.A., Harris
                  Trust and Savings Bank, and NBD Bank.

10.2 Third Amendment to the $80,000,000 Revolving Line of Credit dated September 15, 1997 between The DII Group, Inc. and
                  Norwest Bank Colorado, N.A., The Chase Manhattan Bank, N.A.,
                  Harris Trust and Savings Bank, and NBD Bank.

10.3              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Ronald R. Budacz.

10.4              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Carl R. Vertuca, Jr.

10.5              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Ronald R. Snyder.

10.6              Employment Agreement dated as of January 1, 1997 between The
                  DII Group, Inc. and Carl A. Plichta.

10.7              First Amendment to Employment Agreement dated as of August 12,
                  1997 between The DII Group, Inc. and Carl A. Plichta.

11.1              Statement regarding computation of per share earnings.

27                 Financial Data Schedule.

----------------

* Schedules were not included but will be furnished supplementally to the Commission upon request.

+  Confidential treatment has been granted as to portions of this exhibit.