Form 10-K
period 1997-12-28
DII GROUP INC
filed 1998-03-20
CIK 899047

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________TO____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held by non-affiliates based upon the closing price at March 1, 1998:

                                  $679,205,044

              Shares of common stock outstanding at March 1, 1998:

                                   25,630,379

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 1998 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding prospective sales growth and gross margins, new customers, contingencies, environmental matters and liquidity under "Part I,
Item 1 Business, Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below including those set forth in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1 -- BUSINESS

OVERVIEW

The Company was incorporated in March 1993 as Dovatron International, Inc., in order to serve as a holding company to effectuate the spin-off of Dover's electronics outsourcing business which occurred on May 21, 1993. On January 31, 1996, the Company changed its name from "Dovatron International, Inc." to "The DII Group, Inc."

The Company is a leading provider of electronics design and manufacturing services that operates through a global network of independent business units. These business units are uniquely linked to provide the following related products and services to original equipment manufacturers ("OEMs"): design and manufacture of custom microelectronics; design and manufacture of printed circuit boards; assembly of printed circuit boards; process tooling; machines tools; process automation equipment; in-circuit and functional test hardware and software; and final systems assembly. By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability. Key customers of the Company include: 3 Com Corporation, EMC Corporation, Hewlett Packard Corporation ("Hewlett-Packard" or "HP"), International Business Machines Corporation ("IBM"), Lifescan, Inc. (a subsidiary of Johnson & Johnson), Motorola, Inc., Silicon Graphics Inc., Symbios Logic, Inc., The Foxboro Company, Pace Micro Technology, Siemens Medical Systems, Inc., Mylex Corporation and The Square D Company.

The Company provides its value-added services through the following operating companies:

     Orbit Semiconductor ("Orbit") designs and manufactures customer specific integrated circuits;

     Design Solutions ("DSI") designs and engineers printed circuit boards;

     Multek manufactures high density, complex multilayer printed circuit boards;

     Dovatron International ("Dovatron") assembles complex electronic circuits and provides final system configuration and distribution services (contract electronics manufacturing, or "CEM");

     TTI Testron designs and manufactures in-circuit and functional test software and hardware;

     IRI International ("IRI") and Chemtech manufacture surface mount printed circuit board solder cream stencils;

     Cencorp manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process; and

     PCT Automation Systems ("PCT") manufactures process automation equipment for the transfer of bare printed circuit board and assembled circuits through the entire manufacturing process, including final box-build assembly.

ACQUISITIONS

The Company has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design and fabrication through the final assembly of finished products for OEM customers. The Company's acquisitions have enabled the Company to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. Acquisitions have also played an important part in expanding the Company's presence in the global electronics marketplace. Since 1994, the Company has made the following acquisitions to expand its geographic presence and enhance its value-added design and manufacturing capabilities:

            TRANSACTION                      DATE                  PRODUCTS OR SERVICES
            -----------                      ----                  --------------------
Custom Microelectronics

Manufacturing assets of Paradigm        November 1996     Fabrication of custom microelectronics
Technology, Inc.

Orbit Semiconductor, Inc.               August 1996       Design and fabrication of custom
                                                          microelectronics products

Interconnect Technologies

Printed circuit board manufacturing     August 1997       High volume printed circuit board
assets of IBM Austin, TX                                  fabrication

Design Solutions, Inc.                  June 1997         Design and engineering of printed
                                                          circuit boards

Printed circuit board manufacturing     December 1995     Quick-turn prototype complex multilayer
assets of Unisys Corporation in                           printed circuit boards fabrication
Roseville, MN

Multilayer Technology, Inc.             September 1994    Quick-turn prototype complex multilayer
                                                          printed circuit boards fabrication

Systems Assembly

CEM assets of The Square D Company      November 1995     Assembly of printed circuit boards

Sistemas Inteligentes Ceretronik,       July 1994         Assembly of printed circuit boards
S.A. de C.V. (Mexico)

CEM business of The Thielen Group,      May 1994          Assembly of printed circuit boards
Inc.

Process Technologies

Process Control Technologies, Inc.      April 1997        Process automation equipment for
                                                          printed circuit board assembly

Chemtech (UK) Limited                   April 1996        Quick-turn stencils

TTI Testron, Inc.                       August 1995       In-circuit and functional test
                                                          equipment

Test Technology Pte. Ltd.               September 1994    In-circuit and functional test software
(Singapore)                                               and hardware

By enhancing the Company's capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions have enabled the Company to enhance its competitive position as a leading provider of comprehensive outsourcing technology solutions.

INDUSTRY BACKGROUND

As a result of the growing capital-intensive nature of the manufacturing process coupled with the greater need for more sophisticated design, engineering and manufacturing processes, OEMs continue to increasingly outsource a broad range of manufacturing and related engineering services. OEMs utilize electronics outsourcing providers to:

     Reduce Time to Market. In an environment characterized by compressed product life cycles and rapid technological advances, OEMs must accelerate the time to bring products to market in order to remain competitive. By providing engineering services and design and manufacturing expertise, electronics outsourcing providers can assist OEMs in the reduction of their time-to-market.

     Reduce Production Cost. The competitive technology environment requires OEMs to achieve low-cost manufacturing solutions. Due to their established manufacturing expertise and infrastructure, electronics outsourcing providers can provide OEMs with lower overall production costs and increased flexibility compared with in-house manufacturing.

     Access Leading-edge Manufacturing, Design and Engineering Capabilities. As electronic products have become more technologically advanced, the related manufacturing processes have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary manufacturing, engineering and design expertise necessary to manufacture products internally. Electronics outsourcing providers enable OEMs to gain access to design and manufacturing expertise and advanced manufacturing capabilities.

     Access Worldwide Manufacturing Capabilities. In an effort to lower costs and access foreign markets, OEMs are continuously increasing their international activities. Electronics outsourcing providers, with an expanded international manufacturing presence, are able to offer OEMs a variety of options of manufacturing locations to better address their objectives regarding costs, shipment location, frequency of interaction with electronics outsourcing providers and local content requirements of end-market countries.

     Reduce Capital Investment. As electronic products have become more technologically advanced, the design and manufacturing process has become increasingly automated, requiring significantly increasing levels of investment in capital equipment, systems and infrastructure. Electronics outsourcing providers enable OEMs to gain access to advanced, leading-edge design and manufacturing expertise and technology, thereby reducing OEMs capital investment requirements.

     Focus Resources. As the electronics industry continues to experience increased competition and rapid technological change, many OEMs are seeking to focus their resources on activities and technologies where they add the greatest value. The utilization of electronics outsourcing providers enables OEMs to focus their efforts on their core competencies of research, product design and development, and marketing.

     Improve Inventory Management and Purchasing Power. OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, compressed product life cycles, high levels of investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. By leveraging electronics outsourcing providers' inventory management expertise and volume procurement capabilities, OEMs can reduce production costs, improve control over inventory levels and increase their return on assets.

The Company believes that many OEMs now view outsourcing as a strategic manufacturing solution.

Industry information regarding the Company's three primary product lines follows:

Custom Microelectronics

Electronic systems are generally comprised of three major types of digital integrated circuits: microprocessor, memory and logic. Microprocessors are used for control and computing tasks; memory devices are used to store program instructions and data; and logic devices are used to customize these processing and storage capabilities to a specific application.

Logic circuits are found in virtually every electronic system. Logic circuits are utilized in a wide range of business and consumer applications including medical devices, computers, calculators, communications equipment, instruments, watches, automotive parts and defense-related products. Unlike processing and memory functions, most logic functions must be designed to fit each application in order to meet unique design requirements and to allow for differentiation of the particular end-product to provide advantages over the products of competitors. Although application specific standard products are effective in providing rapid time-to-market advantages, they typically do not allow system designers to provide product differentiation. As a result, system designers typically utilize application specific integrated circuits ("ASICs") that provide the specific logic component required for a specific electronic system. The ASIC market can be segmented into three areas: semicustom (MOS and bipolar gate arrays and linear arrays), custom (cell-based and full custom), and programmable logic devices (including complex programmable logic devices and field programmable gate arrays). Orbit participates in the ASIC market by providing cost-effective gate array conversion and mixed-signal (analog/digital) design services and wafer fabrication services. Orbit provides reduced cost and increased speed-to-market advantages to its customers through its three primary customer programs: ENCORE! (which allows customers to convert their integrated circuit designs into Orbit digital gate arrays); mixed-signal design (analog/digital) (which permits the rapid development of custom analog/digital ASICs); and wafer fabrication (which includes additional programs based on Orbit's independent manufacturing capabilities).

A leading industry source estimates that 1997 worldwide merchant semiconductor sales amounted to $137 billion and will increase to $275 billion in 2002, a compounded annual growth rate of 15%. This source estimates that the 1997 sales of ASICs amounted to $19.5 billion and will increase to $53 billion in 2002, a compounded annual growth rate of 22%. The market for electronically programmable logic circuits was estimated by this source to be $2.3 billion in 1997 and is estimated to increase at a compounded annual growth rate of 28% to $7.9 billion in 2000.

High Performance Printed Circuit Boards

Printed circuit boards are the platforms used to interconnect the microprocessors, integrated circuits, capacitors, resistors, and other components critical to the operation of electronic equipment. Printed circuit boards are generally made of rigid fiberglass, rigid paper or thin flexible plastic. In recent years, the trend in the electronics industry has generally been to increase the speed and performance of components, while reducing their size. This advancement in component technology has driven the change in printed circuit board design to higher density printed circuits. Multek has invested in the advanced engineering systems and process equipment needed to meet these density requirements.

Based upon industry sources, the domestic market for all printed circuit boards in 1997 was approximately $7 billion and is forecasted to grow to approximately $10 billion by the end of 2000, a compounded annual growth rate of 12%. These industry sources estimate that the domestic market for high performance printed circuit boards in 1997 was approximately $1.1 billion and should grow to approximately $2.4 billion by the end of 2000, a compounded annual growth rate of 30%.

Systems Assembly and Distribution

The assembly of printed circuit boards involves the attachment of various electronic components, such as integrated circuits, capacitors, resistors, and processors to printed circuit boards. Low price and high quality are now considered to be entry level standards for companies in the industry. World class contract manufacturers have expanded their services beyond printed circuit board assembly and test to include both front-end services, such as design and engineering, materials management and fabrication; and back-end services, such as system assembly, integration and distribution/fulfillment. Successful contract manufacturers are becoming increasingly important in helping OEMs introduce new products faster, more frequently and with a greater number of features than in previous product generations. As a result, some production volumes are smaller with shorter lead times for products targeted at specialized niche markets. The ability to provide OEMs with product design capabilities, quick-turn prototyping and complete high-volume solutions with distribution capabilities will be critical to the future success of the contract manufacturers' relationships with OEMs.

A leading industry source estimates that the contract manufacturing industry generated revenues of approximately $59.3 billion in 1996 and forecasts revenues of approximately $178 billion by the end of 2001, a compounded annual growth rate of approximately 25%. The Company believes that contract manufacturers who can meet the increasingly stringent cycle time, quality and technology needs of customers in fast-growing, high value-added industry sectors will grow at a marginally faster rate than the overall CEM market.

STRATEGY

The Company's strategy is to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design and fabrication through the final assembly of finished products for OEM customers. The Company seeks to establish "partnerships" with its customers through involvement in the early stages of their product development by providing integrated design and manufacturing services. Key elements of the Company's strategy include:

Integrated business units: The Company's products and services are delivered to customers through its network of business units. By offering a broad range of integrated products and services that extends from custom microelectronics design and production, through printed circuit board design and fabrication, to final systems assembly and in-circuit and functional testing, the Company is able to secure more fully integrated projects, which provide opportunities to enhance volume and profitability.

Linked marketing strategies: The Company markets its products and services to customers through its individual business units and through linked marketing in order to provide fully integrated, custom design and manufacturing solutions to its customers. Through the integration of design and manufacturing solutions offered by the Company's network of business units, the Company provides customer-specific products and services to reduce customer time-to-market and decrease total manufacturing costs.

Global presence: The Company offers design and manufacturing capabilities in the three major electronics markets of the world (North America, Europe and Asia). The Company currently maintains various design and manufacturing facilities throughout the United States (New York, Rhode Island, Florida, Illinois, Texas, Colorado, California and Minnesota); in Puebla and Guadalajara, Mexico; Cork, Ireland; Essex, England; Singapore; and Malacca, Malaysia. These regional facilities provide the size and flexibility required to meet the needs of smaller customers and the global reach required for larger customers. Acquisitions have played an important role in the expansion of the Company's global presence, and the Company expects to continue to pursue acquisitions in its efforts to expand its global reach.

Customer relationships: The DII Group companies target customers in fast-growing industry sectors that require complex outsourcing solutions together with minimum time-to-market. This enhances the Company's ability to realize higher margins on its products and services.

Technology and manufacturing leadership: The Company seeks to maintain technological leadership in order to secure partnerships with customers in the early stages of their product development and to support their design and manufacturing requirements. In addition, the Company continues to invest in high-technology equipment, enabling the DII Group companies to accept increasingly complex orders, which provide opportunities to enhance volume and profitability.

PRODUCTS AND SERVICES

The Company provides the following related products and services to customers in the global electronics manufacturing industry:

     Custom Microelectronics -- Through Orbit, the Company provides semiconductor design, manufacturing and engineering support services to its OEM customers. Orbit provides cost-effective gate array conversion services, mixed-signal design and production capabilities as well as high-reliability manufacturing and quick-turn and low-volume manufacturing services. Orbit utilizes a combination of internal fabrication capabilities and external foundry suppliers, thereby using a "fab/fabless" manufacturing approach. This product line accounted for less than 10% of the Company's net sales in fiscal 1997, and 14% and 16% of the Company's net sales for fiscal 1996 and 1995, respectively.

     Interconnect Technologies -- The Company provides design and manufacturing services for printed circuit assemblies through DSI and manufacturers high density, complex multilayer printed circuit boards through Multek. This product line accounted for 16% of the Company's net sales in fiscal 1997 and 1996 and 14% of the Company's net sales in fiscal 1995.

     Systems Assembly -- The Company assembles complex electronic circuits and provides final system configuration (contract electronics manufacturing, or "CEM") on a high and low volume contract basis through Dovatron. This product line accounted for 66%, 60%, and 64% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

     Process Technologies -- The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI and Chemtech; designs and manufactures in-circuit and functional test software and hardware through TTI Testron; manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp; and manufactures process automation equipment through PCT. This product line accounted for 10% of the Company's net sales in fiscal 1996 and less than 10% of net sales in fiscal 1997 and 1995.

With the above core competencies, the Company has the ability to provide customers with a total design and manufacturing outsourcing solution. The Company's ability to offer fully integrated solutions with value-added front- and back-end product and process development capabilities coupled with global volume assembly capabilities provides customers with significant speed-to-market and product cost improvements.

MANUFACTURING

The Company provides initial prototype and follow-on high volume manufacturing services primarily on a turnkey basis, where the Company purchases materials, and occasionally on a consignment basis, where the customer provides materials. The level of the Company's sales revenue is subject to significant shifting, based on whether orders are being filled on a turnkey or on a consignment basis. Because the Company obtains firm purchase orders from its customers, the customers typically bear the inventory cost risk associated with purchases of materials by the Company in connection with orders to be filled on a turnkey basis. Manufacturing information regarding the Company's three primary product lines follows:

Custom Microelectronics

Through Orbit, the Company manufactures customer-specific integrated circuits. The manufacture of Orbit's products is a complex process involving a number of precise steps, including wafer fabrication, dicing, assembly, burn-in, packaging and final test. Semiconductor manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, and the yield of acceptable die produced on each wafer. Other contributing factors include wafer size, number of fabrication steps, equipment utilization, process complexity and cleanliness. Larger wafer sizes and smaller process geometries generally result in lower costs through higher production yields.

Orbit is continually engaged in efforts to enhance its production processes to reduce its manufacturing costs and to increase capacity utilization. Orbit is completing the transition of its manufacturing and test operations from its 4-inch, 1.2 micron wafer fabrication facility to its 6-inch, 0.6 micron fabrication facility. This new facility, with larger wafer sizes and finer geometries, is expected to result in higher yields and lower manufacturing costs, which should allow for more competitive pricing. In addition, Orbit has entered into "fabless" manufacturing agreements with external foundries which supply Orbit with larger wafers in higher volumes and denser geometries than can be produced in its 6-inch, 0.6micron wafer fabrication facility.

Orbit performs wafer fabrication in a highly controlled, clean environment to minimize dust and other yield and quality limiting contaminants. Notwithstanding the highly controlled manufacturing environment, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks, or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of Orbit's manufacturing operations will largely be dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality integrated circuits. In this regard, Orbit employs rigorous quality controls throughout the manufacturing, screening, and testing processes to ensure that its manufacturing processes and products achieve the objective quality standards that have been presented for the semiconductor manufacturing industry. Orbit's operations meet the quality standards of its customers, some of whom are governed by the requirements established by the United States Food and Drug Administration and the Department of Defense. Orbit is ISO 9001 certified.

Interconnect Technologies

The Company provides the electronics industry with complete printed circuit board design and layout services through DSI. Through its early involvement with product development, DSI's comprehensive review of design aspects assures that both mechanical and electrical considerations are integrated to achieve a high quality, cost effective product. In addition, DSI assesses customer designs for manufacturability and testability and provides engineering and design automation productivity software and advanced packaging solution consulting. By working closely with its customers, DSI gains an understanding as to the future requirements of OEMs. By leveraging the knowledge obtained in the product development stage, the Company believes that the time to transition from development of the prototype design to volume manufacturing is significantly shortened and this facilitates the acceleration of high quality products to market.

Through Multek, the Company manufactures high density, complex multilayer printed circuit boards on either a quick-turn, pre-production or high-volume production basis. Quick-turn production typically requires lead times of three to seven days, and as short as 24 hours. This quick-turn prototype service is able to provide small test quantities to the product development groups of its customers. Pre-production is the manufacture of limited quantities of printed circuits during the transition period from prototype to volume production. High-volume production is characterized by longer lead times and increased emphasis on lower cost as the product transitions to full-scale commercial production. Multek is one of only a few independent manufacturers that can respond to its customers' demands for an accelerated transition from prototype to volume production.

The manufacture of multilayer printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material into the holes to form the inter-layer electrical connections, and machining the panels to shape. Certain advanced interconnect products require additional inner critical steps, including multiple imaging processes, cavity formation, and a higher level testing of impedance, capacitance, resistivity and inductance.

Multilayering, which involves the placing of multiple layers of electrical circuitry on a single printed circuit board, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance the electrical signal must travel. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances.

During 1997, Multek gained a key technology with the acquisition of the printed circuit board manufacturing assets of IBM in Austin, Texas. This technology, Surface Laminar Circuit (SLC), is a photo generated micro via capability that was licensed as a part of the transaction. This technology can be further developed to provide alternative packaging solutions to Multek's current and future customers, as well as providing entry into the wireless markets.

Through the use of specialized materials such as polyimide, teflon, teflon hybrids, and low dielectric constant substrates, Multek achieves multilayer circuit counts to 68 layers. Multek employs state-of-the-art manufacturing processes by working closely with equipment suppliers, many of which use Multek as a beta site for new technologies being introduced to the marketplace. Each Multek facility is ISO 9002 certified.

Systems Assembly

Through Dovatron, the Company produces complex printed circuit board assemblies using both surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies. The assembly of printed circuit boards involves the attachment of various electronic components, such as integrated circuits, capacitors, resistors, and processors, to printed circuit boards. SMT is a method of assembling printed circuit boards whereby components are fixed directly onto the surface of the board instead of being inserted and soldered into plated holes on the board (the latter method being PTH). SMT offers the advantages of miniaturization and significant cost reductions. The higher density achieved through SMT also allows for shorter signal lengths, with resulting increases in signal speed potential and thermal performance.

Dovatron's manufacturing processes also include the more advanced assembly process technology of Ball Grid Array ("BGA"). BGA technology utilizes packaged semiconductor die where the electrical connection from within the package is terminated on the outer surface of the package using solder alloy in the shape of a partial sphere. A BGA package, rather than using pins for leads, mounts to the printed circuit board using the balls located on the underside of the package. BGA technology can provide higher interconnect density and improved assembly yields and reliability through its use of an array of solder balls, rather than pin leads.

In conjunction with its assembly activities, Dovatron also provides computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to the Company's ability to deliver high-quality products on a consistent basis. Dovatron's test capabilities include management defect analysis, in-circuit tests and functional tests. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. Dovatron also provides environmental stress tests of the board or system assembly.

Dovatron employs a multi-disciplined engineering team, which provides design and manufacturing support to customers. In addition, Dovatron conducts design-for-manufacturability reviews and, when appropriate, recommends design changes to reduce manufacturing costs or lead times, increase manufacturing yields and the quality of the printed circuit boards or finished assemblies, and enhance the ability to automate assembly.

Dovatron has expanded its services beyond printed circuit board assembly and test to include both front-end services, such as engineering, materials management and fabrication, and back-end services, such as system assembly, integration and distribution/fulfillment. Quality remains a key focus, and seven of Dovatron's global manufacturing facilities are ISO 9002 certified with the remaining facility in the process of gaining certification.

MARKETING AND CUSTOMER PROFILE

The Company markets its products and services through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of Company brochures, data sheets and technical information. Additionally, the Company participates in various industry trade shows on a regular basis. Individual products and services are marketed to customers though direct sales personnel and independent manufacturers' representatives. The DII Group's sales and marketing functions link the DII Group companies to provide fully integrated custom design and manufacturing solutions to its customers. Through the integration of design and manufacturing solutions offered by the Company's network of business units, the DII Group companies provide customer-specific products and services to reduce customer time-to-market and decrease total manufacturing costs. By participating in the early stages of high velocity product development with customers in targeted, fast-growing industry sectors, the Company believes it can develop long-term relationships with its customers, expand into new markets and enhance profitability.

The Company generates international revenues through its regional manufacturing facilities in Mexico, Europe and Southeast Asia. The Company's international operations generated approximately 42%, 25% and 32% of total net sales in fiscal 1997, 1996 and 1995, respectively. See Note 14 to the Company's 1997 Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding financial information by geographic area.

At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard accounted for 17% of net sales in fiscal 1997. Seagate Technology, Inc. and Standard Microsystems Corporation accounted for 13% and 10% of net sales in fiscal 1995, respectively. No other customer accounted for more than 10% of net sales in fiscal 1997, 1996 or 1995. The Company's top ten customers accounted for 50%, 43% and 46% of net sales in fiscal 1997, 1996 and 1995, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers, especially HP, or any other top ten customer, could have a material adverse effect on the Company's operating results. The Company has few material, firm, long-term commitments or volume guarantees from its customers. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's operating results.

The Company seeks a well balanced customer profile across most sectors of the electronics industry in order to reduce exposure to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are data communications, office automation, computer and peripherals, telecommunications, industrial, instrumentation, and medical.

BACKLOG

Although the Company obtains firm purchase orders from its customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

SUPPLIERS

The Company works with customers and suppliers to minimize the impact of component shortages. The Company orders raw materials and components based on purchase orders received and accepted, and maintains minimal levels of inventory that are not identified for use in filling specific orders. Raw material and component shortages have had, and are expected to have, from time to time, short-term adverse effects on the Company's business, including impact due to price fluctuations and delayed shipments. Significant shortages of raw materials or components used by the Company's operating units would have a material adverse effect on the Company's results of operations. In addition, the Company's operating units depend on a limited number of suppliers for many of the raw materials used in their products and services. The interruption of supply from such suppliers could adversely affect the Company's operations.

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

The Company competes against numerous domestic and foreign companies. The Company also faces competition from current and prospective customers who evaluate the Company's capabilities against the merits of manufacturing their products internally. Because of the Company's wide range of products and services, some of the Company's CEM competitors are also customers of the Company. Certain of the Company's competitors have substantially greater design, engineering and manufacturing services, and financial, research and development, and marketing resources than the Company. To remain competitive, the Company will be required to continue to make substantial capital outlays to develop and provide technologically advanced design, engineering and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, compete favorably on the basis of price and provide access to worldwide manufacturing locations. In addition, as the Company continues to expand its operations, some of its CEM competitors may decide to place orders with companies with which they are in less direct competition.

Competition in the electronics outsourcing industry is based upon technology, service, design, engineering and manufacturing capability, quality, price, and the ability to deliver finished products on an expeditious and reliable basis. In order to differentiate itself in this intensely competitive market, the Company has adopted and pursues a strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design and fabrication through the final assembly of finished products for OEM customers.

ENVIRONMENTAL REGULATION

The Company's operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. The Company believes that it is currently operating in compliance with applicable regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, operating results or competitive position.

The Company has joined together with other potentially responsible parties ("PRPs") to negotiate with the New York Department of Environmental Conservation (NYDEC) concerning the performance of a remedial investigation/feasibility study (RI/FS) at the Roblin Steel Site. In connection therewith, the Company executed the Roblin Steel Site Deminimus Contributors (PRP) Participation Agreement. The Company's share of the agreement is less than 2%. A Consent Order concerning the performance of a remedial investigation/feasibility study was reached with the NYDEC in July of 1997.

As a result of a series of evaluations initiated by the Company, the Company has become aware of certain environmental conditions that require remedial action at a formerly owned facility in Kirkwood, New York, and a facility that is owned and leased out to a third party in Binghamton, New York. In the case of the Binghamton facility, the contamination was the result of leakage from an underground storage tank used by a former owner; while in the case of the Kirkwood facility, the evaluations found evidence of a chemical solvent used in a manufacturing process. The Company has hired an environmental engineering firm to undertake certain remedial actions and recommend remediation alternatives. The Company is negotiating with the

NYDEC with respect to an RI/FS. No Consent Order or Agreement concerning the performance of a RI/FS has been reached with the NYDEC.

The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters.

The Company determines the amount of its accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed amounts accrued or that costs will not be incurred with respect to sites as to which no problem is currently known. Further, there can be no assurance that additional environmental matters will not arise in the future.

EMPLOYEES

The Company employs approximately 6,350 employees worldwide, the majority of whom are engaged in manufacturing operations. Approximately 1,600 employees at the Cork, Ireland and Puebla, Mexico facilities are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

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

Although the Company does not believe that its manufacturing processes infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. If any such claims arise, the Company will evaluate its merits, and may seek a license from the claimant. There can be no assurance that licenses, if needed by the Company, could be obtained on acceptable terms, that litigation would not occur or that damages for past infringement by the Company, if any, would not be material. Litigation, which could result in substantial cost and diversion of resources of the Company, may be necessary to enforce intellectual property rights of the Company or to defend the Company against infringement claims. The failure to obtain necessary licenses or the advent of litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2 -- PROPERTIES

The Company currently occupies the following facilities:

                                                      SQUARE      OWNED/
                                                      FOOTAGE     LEASED
             LOCATION BY PRODUCT LINE                 -------     ------
CUSTOM MICROELECTRONICS:
San Jose, California                                    61,800    Leased
Sunnyvale, California                                   50,300    Leased
Sunnyvale, California                                   28,100     Owned(2)
                                                     ---------
                                                       140,200
                                                     ---------
INTERCONNECT TECHNOLOGIES:
Austin, Texas                                          696,000    Leased(1)
Fremont, California                                      3,200    Leased
Irvine, California                                      60,000     Owned
Roseville, Minnesota                                    68,000    Leased
Santa Barbara, California                                5,000    Leased
                                                     ---------
                                                       832,200
                                                     ---------
SYSTEM ASSEMBLY:
Anaheim, California                                     63,000    Leased
Binghamton, New York                                   110,000     Owned
Clearwater, Florida                                     60,000     Owned
Cork, Ireland                                           20,000    Leased
Cork, Ireland                                          100,000     Owned
Guadalajara, Mexico                                     60,000    Leased
Longmont, Colorado                                      70,000     Owned
Malacca, Malaysia                                       40,000    Leased
Puebla, Mexico                                          43,000     Owned
Puebla, Mexico                                          10,000    Leased
                                                     ---------
                                                       576,000
                                                     ---------
PROCESS TECHNOLOGIES:
Addison, Illinois                                       25,000    Leased
Buffalo Grove, Illinois                                  9,000    Leased
Essex, United Kingdom                                   14,000    Leased
Gardena, California                                      9,000    Leased
Johnson City, New York                                  20,000    Leased
Lincoln, Rhode Island                                    5,400    Leased
Longmont, Colorado                                      31,400    Leased
Milpitas, California                                    10,300    Leased
Orlando, Florida                                        15,200    Leased
Penang, Malaysia                                         1,200    Leased
Richardson, Texas                                        9,100    Leased
Singapore                                               12,700    Leased
Tustin, California                                      11,400    Leased
Woonsocket, Rhode Island                                19,200     Owned
                                                     ---------
                                                       192,900
                                                     ---------
CORPORATE HEADQUARTERS:
Niwot, Colorado                                          7,000    Leased
                                                     ---------
  Total                                              1,748,300
                                                     =========

---------------

(1) IBM has agreed to seek a subdivision of its Austin, Texas property, and upon the grant of such subdivision, to grant to the Company a fee title to the portion of the property currently being leased by the Company. If IBM's request for a subdivision is not granted, the Company will continue to lease the Austin space under a ninety-nine year prepaid lease.

(2) Currently under a definitive agreement to be sold in March 1998.

Additional facilities of 50,000 square feet located in Binghamton, New York, and a 26,300 square foot facility located in Sunnyvale, California are being leased to third parties. The Company also leases small amounts of office space in Atlanta, Georgia and Philadelphia, Pennsylvania. The Company believes that its facilities are well maintained and suitable for their respective operations and have sufficient capacity to accommodate the expected growth of the Company in the foreseeable future.

ITEM 3 -- LEGAL PROCEEDINGS

In 1997, two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. The lawsuits purport to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claim violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaints seek compensatory and other damages as well as equitable relief. The Company filed motions to dismiss both amended complaints. The motion to dismiss the state court complaint has been denied, and the Company has filed its answer denying that it misled the securities market. The motion to dismiss the federal court complaint is still pending. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. The Company believes that the claims asserted in both actions are without merit and intends to defend against such claims vigorously. There has been no discovery from the Company in either action and neither court has yet set a trial date.

A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to the statements made by securities analysts. In January 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under
Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The court has not yet set a trial date, but third party discovery is ongoing.

In addition to the above matters, the Company is involved in certain other litigation arising in the ordinary course of business.

Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See
Note 11 of the Company's 1997 Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details concerning the Company's contingencies and environmental matters.

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

                           BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
       NAME         AGE       DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
       ----         ---    ----------------------------------------------------------
Ronald R. Budacz    51    Chairman and CEO of the Company since March 1993.

C.Y. Cheong         42    Senior Vice President of the Company and Managing Director
                          of the Company's Asia-Pacific Operations since May 1995,
                          Managing Director of Dovatron Singapore from May 1993 until
                          April 1995.

Mark D. Herbst      36    Vice President of the Company since February 1997; Group
                          Vice President of Process Technologies since May 1995; Vice
                          President/General Manager of IRI International from
                          September 1990 until May 1995.

Dermott O'Flanagan  45    Senior Vice President of the Company since March 1993;
                          President of Dovatron International, Inc. since January
                          1995, Managing Director of Dovatron Ireland Limited from
                          March 1993 until January 1995.

Carl A. Plichta     46    Senior Vice President of the Company since March 1993;
                          Senior Vice President of Materials and MIS for Dovatron
                          International, Inc. since January 1995, President of
                          Dovatron Manufacturing New York (division of Dovatron
                          International, Inc.) from March 1993 until January 1995.

Steven C. Schlepp   40    Senior Vice President of the Company and President of
                          Multilayer Technology, Inc. since June 1996; President of
                          Toppan West Incorporated, a wholly owned subsidiary of
                          Toppan Printing Ltd., from January 1991 until June 1996.

Thomas J. Smach     37    Chief Financial Officer since August 1997; Corporate
                          Controller and Vice President of the Company from March 1994 until August 1997; Certified Public Accountant with KPMG
                          Peat Marwick LLP from 1982 until March 1994.

Ronald R. Snyder    41    Senior Vice President of Sales and Marketing of the Company
                          since March 1994; President of Dovatron Manufacturing
                          Colorado (division of Dovatron International, Inc.) from
                          March 1993 until March 1994.

Carl R. Vertuca,    51    Director since May 1993; Executive Vice
  Jr.                     President -- Finance, Administration and Corporate
                          Development since August 1997; Chief Financial Officer of
                          the Company from March 1993 until August 1997.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "DIIG." The following table sets forth the high and low sale prices on The Nasdaq Stock Market for the shares of Common Stock traded for the following periods (adjusted to reflect two-for-one stock split effective September 2, 1997).

                                     HIGH      LOW
    1997  Fourth Quarter            $33.50     18.00
          Third Quarter              32.78     21.00
          Second Quarter             22.13     11.09
          First Quarter              14.75     10.19

    1996  Fourth Quarter             12.88      9.38
          Third Quarter              15.75      8.94
          Second Quarter             17.50     12.25
          First Quarter              19.00     12.38

As of December 31, 1997, there were 1,959 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

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

ITEM 6 -- SELECTED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As more fully described in Note 2 of the Consolidated Financial Statements, DII Merger Corp., a wholly owned subsidiary of the DII Group, merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996, and Orbit became a wholly owned subsidiary of the DII Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies. The following consolidated financial data have been derived from the restated consolidated financial statements:

                                                             FOR THE FISCAL YEARS ENDED
                                                  ------------------------------------------------
                                                    1997     1996(7)    1995     1994(6)    1993
                                                  --------   -------   -------   -------   -------
SUMMARY OF OPERATIONS (1)(2):
Net sales                                         $779,603   458,893   396,978   258,464   165,339
Income before extraordinary item                    35,320    10,035    23,654     8,803     7,962
Basic earnings per share before extraordinary
  item(3)(4)                                          1.43      0.42      1.05      0.44      0.56
Diluted earnings per share before extraordinary
  item(3)(4)                                          1.26      0.40      0.95      0.41      0.50
CASH DIVIDENDS DECLARED                           $     --        --        --        --        --

                                                                               DECEMBER 31,
                                                 DEC. 28,   DEC. 29,    ---------------------------
                                                   1997      1996(7)     1995     1994(6)    1993
                                                 --------   ---------   -------   -------   -------
BALANCE SHEET DATA(1)(2):
Cash and cash equivalents                        $ 85,067     25,010     55,533    15,161    15,865
Total assets                                      592,729    335,851    327,311   211,460   124,158
Convertible subordinated notes                     86,250     86,250     86,250        --        --
Total debt, excluding convertible subordinated
  notes(5)                                        156,545     12,938      9,401    31,872     3,747
Total stockholders' equity                        207,348    159,037    145,549   118,452    93,539

---------------

(1) Effective May 21, 1993, Dover Corporation, the former parent of the Company, distributed to its stockholders all of the then outstanding shares of the Company (the "Spin-off").

(2) See Note 2 of the Company's 1997 Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for acquisition information.

(3) The 6% convertible subordinated notes were antidilutive for fiscal 1996 and therefore not assumed to be converted for diluted earnings per share computations.

(4) Adjusted to reflect two-for-one stock split effective September 2, 1997. The earnings per share data for fiscal 1993 is presented on a pro forma basis as if the Spin-off had occurred on January 1, 1993.

(5) Total debt includes long-term financing obligations (including capital lease obligations) and $150,000 of 8.5% senior subordinated notes maturing September 15, 2007, that were issued in September 1997.

(6) The Company recorded a non-recurring pre-tax charge of $12,100 in fiscal 1994. This non-recurring charge was primarily associated with the write-down of certain assets to net realizable value relating to two undercapitalized start-up customers.

(7) The Company recorded a non-recurring pre-tax charge of $16,532 in fiscal 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for additional information.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)

The following discussion should be read with the consolidated financial statements of the Company included in Part II, Item 8 of the Form 10-K.

OVERVIEW

On January 31, 1996, the Company changed its name from "Dovatron International, Inc." to "The DII Group, Inc." (the "DII Group" or the "Company").

On August 22, 1996, the Company changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. Accordingly, the accompanying consolidated financial statements are presented as of December 28, 1997, and December 29, 1996, and for the 52 weeks ended December 28, 1997, and December 29, 1996, and the year ended December 31, 1995. Each fiscal year is referred to herein as fiscal 1997, 1996 and 1995, respectively.

On July 29, 1997, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend which was distributed to shareholders on September 2, 1997 to shareholders of record as of August 15, 1997. This increased the number of shares outstanding to approximately 25,200,000 from 12,600,000. The Company transferred $126 from additional paid-in capital to the common stock par account to reflect the stock split. All share and per share data included herein have been retroactively restated to reflect the split.

The Company is a leading provider of electronics design and manufacturing services that operates through a global network of independent business units. These business units are uniquely linked to provide the following related products and services to original equipment manufacturers ("OEMs"): design and manufacture of custom microelectronics; design and manufacture of printed circuit boards on either a quick-turn, pre-production or high volume production basis; assembly of printed circuit boards; process tooling; machines tools; process automation equipment; in-circuit and functional test hardware and software; and final systems assembly. By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

The Company provides the following related products and services to customers in the global electronics manufacturing industry:

        Custom Microelectronics -- Through Orbit, the Company provides semiconductor design, manufacturing and engineering support services to its OEM customers. Orbit provides cost-effective gate array conversion services, mixed-signal design and production capabilities as well as high-reliability manufacturing and quick-turn and low-volume manufacturing services. Orbit utilizes a combination of internal fabrication capabilities and external foundry suppliers, thereby using a "fab/fabless" manufacturing approach. This product line accounted for less than 10% of the Company's net sales for fiscal 1997, and 14% and 16% of the Company's net sales for fiscal 1996 and 1995, respectively.

        Interconnect Technologies -- The Company provides design and manufacturing services for printed circuit assemblies through DSI and manufacturers high density, complex multilayer printed circuit boards on either a quick-turn, pre-production, or high-volume production basis through Multek. This product line accounted for 16%, of the Company's net sales in fiscal 1997 and 1996 and 14% of the Company's net sales in fiscal 1995.

        Systems Assembly -- The Company assembles complex electronic circuits and provides final system configuration (contract electronics manufacturing, or "CEM") on a high and low volume contract basis through Dovatron. This product line accounted for 66%, 60%, and 64% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OVERVIEW (CONTINUED)

        Process Technologies -- The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI and Chemtech; designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron; manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp; and manufactures process automation equipment, through PCT. This product line accounted for 10% of the Company's net sales for fiscal 1996 and less than 10% of net sales for fiscal 1997 and 1995.

Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies and products on a timely basis. In addition, the level of sales can greatly shift based on whether certain projects are contracted on a turnkey basis, in which the Company purchases materials, versus on a consignment basis, in which materials are provided by the customer.

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry (especially the semiconductor sector) in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry (especially the semiconductor sector) has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company seeks a well balanced customer profile across most sectors of the electronics industry in order to reduce exposure to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are office automation, mainframes and mass storage, data communications, computer and peripherals, telecommunications, industrial, instrumentation, and medical.

The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Southeast Asia). The Company's international operations generated approximately 42%, 25% and 32% of total net sales in fiscal 1997, 1996 and 1995, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political and economic instability.

At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard accounted for 17% of net sales in fiscal 1997. Seagate Technology, Inc. and Standard Microsystems Corporation accounted for 13% and 10% of net sales in fiscal 1995, respectively. No other customer accounted for more than 10% of net sales during fiscal 1997, 1996 or 1995. The Company's top ten customers accounted for 50%, 43% and 46% of net sales in fiscal 1997, 1996 and 1995, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OVERVIEW (CONTINUED)

Although management believes the Company has a broad diversification of customers and markets, the Company has few material firm long-term commitments or volume guarantees from its customers. In addition, customer orders can be canceled and volume levels can be changed or delayed.

From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's operating results.

ACQUISITIONS

The Company has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design and fabrication through the final assembly of finished products for OEM customers. The Company's acquisitions have enabled the Company to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. Acquisitions have also played an important part in expanding the Company's presence in the global electronics marketplace.

Acquisitions involve numerous risks, including difficulties in assimilating the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to successfully integrate newly-acquired businesses. Such a failure could have a material adverse effect on the Company's business, financial condition and results of operations. The integration of certain operations following an acquisition will require the dedication of management resources that may distract attention from the day-to-day business of the Company.

See Note 2 of the Company's 1997 Consolidated Financial Statements included in
Part II, Item 8 of this Form 10-K for information regarding acquisitions.

FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of December 28, 1997, December 29, 1996 or December 31, 1995.

OPERATING RESULTS--FISCAL 1997 COMPARED TO FISCAL 1996

Total net sales in fiscal 1997 increased $320,710 (70%) to $779,603 from $458,893 in fiscal 1996. Contract electronics manufacturing, which represented 66% of net sales in fiscal 1997, increased $239,427 (87%) to $514,078 from $274,651 (60% of net sales) in fiscal 1996. The sales growth is primarily attributable to significant increases in orders from both existing and new customers, such as the high volume, multi-site production order for Hewlett-Packard, which began ramping in early fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1997 COMPARED TO FISCAL 1996 (CONTINUED)

Net sales for the Company's other products and services, which represented 34% of net sales in fiscal 1997, increased $81,283 (44%) to $265,525 from $184,242 (40% of net sales) in fiscal 1996. This increase is attributable to (i) increased sales to existing customers, (ii) an expanding customer base from the continued industry-wide acceptance of its service offerings, and (iii) the 1997 acquisitions of Design Solutions, PCT Automation Systems and the IBM Austin printed circuit board fabrication facility.

Excluding non-recurring charges, gross profit in fiscal 1997 increased $43,657 to $131,940 from $88,283 in fiscal 1996. Excluding non-recurring charges, the gross margin decreased to 16.9% in fiscal 1997 as compared to 19.2% in fiscal 1996. The gross margin decrease is primarily the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings, (ii) Orbit's under-absorption of overhead associated with its transition into its new 6-inch,
0.6 micron wafer fabrication facility and (iii) Multek's under-absorbed overhead associated with the transition of its recently acquired printed circuit board fabrication facility in Austin, Texas to the merchant market. The transition into Orbit's 6-inch, 0.6 micron fabrication facility had taken longer than originally anticipated. The new facility is qualified, and many customers have either completed or are in the process of qualifying parts in this facility. The old facility is scheduled for closure and is currently under a definitive agreement to be sold in late March 1998.

SG&A expense increased $20,243 to $68,783 in fiscal 1997 from $48,540 in fiscal 1996. The percentage of SG&A expense to net sales was 8.8% and 10.6% for fiscal years 1997 and 1996, respectively. The increase in absolute dollars was primarily attributable to (i) additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth, (iii) increased incentive-based stock compensation, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, (iv) the start-up of Multek's recently acquired high volume printed circuit board fabrication facility in Austin, Texas, and (v) increased SG&A expenses associated with the 70% increase in net sales in fiscal 1997. The percentage of SG&A expense to net sales decreased for fiscal 1997 when compared to fiscal 1996 due to the significant increase in revenues.

Interest expense increased $4,394 to $10,661 in fiscal 1997 from $6,267 in fiscal 1996. This increase is primarily associated with the Company's issuance of $150,000 of 8.50% senior subordinated notes in September 1997 coupled with increased line-of-credit advances, which included interim funding for the acquisition of the IBM Austin printed circuit board fabrication facility in August 1997.

Amortization expense increased $850 to $3,968 in fiscal 1997 from $3,118 in fiscal 1996. This increase is attributable to the amortization of the debt issue costs associated with the senior subordinated notes issued in September 1997 and the amortization of the goodwill associated with the Chemtech, DSI and PCT acquisitions.

Other expense (net) increased $722 for fiscal 1997 mainly as the result of increased provisions for doubtful accounts receivable.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits, lower effective income tax rates on foreign earnings considered permanently invested abroad and change in valuation allowance. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1997 COMPARED TO FISCAL 1996 (CONTINUED)

foreign earnings are generally taxed at a lower rate than domestic earnings. Foreign income from operations before income taxes and extraordinary item amounted to $25,936 and $4,650 in fiscal 1997 and 1996, respectively. Domestic income from operations before income taxes and extraordinary item amounted to $23,729 and $11,023 in fiscal 1997 and 1996, respectively. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 29% in fiscal 1997. The Company's effective income tax rate was 36% in fiscal 1996. This resulted from the mix of foreign and domestic earnings, income tax credits, changes in previously established valuation allowances for deferred tax assets and certain Orbit merger costs not being deductible for income tax purposes. Excluding the merger costs, the effective income tax rate for fiscal 1996 was 32%.

OPERATING RESULTS--FISCAL 1996 COMPARED TO FISCAL 1995

Total net sales in fiscal 1996 increased $61,915 (16%) to $458,893 from $396,978 in fiscal 1995. Contract electronics manufacturing, which represented 60% of net sales in fiscal 1996, increased $22,476 (9%) to $274,651 from $252,175 (64% of net sales) in fiscal 1995. This increase was primarily attributable to the start-up of the Dovatron facility in Clearwater, Florida, which was established in November 1995, offset in-part by certain Dovatron customer deferrals and cancellations during fiscal 1996. More specifically, the planned phase-out of Dovatron Malaysia's largest customer (Seagate) was accelerated and certain other customers reduced their orders during the second half of the year.

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

Excluding non-recurring charges, gross profit in fiscal 1996 increased $10,877 to $88,283 from $77,406 in fiscal 1995. Excluding non-recurring charges, the gross margin decreased to 19.2% in fiscal 1996 as compared to 19.5% in fiscal 1995. The gross margin decrease is primarily the result of (i) under-absorbed overhead as a result of the accelerated phase-out of Dovatron Malaysia's largest customer combined with certain other Dovatron customer order reductions and reschedules during the second half of fiscal 1996, (ii) 1996 pricing pressures relating to the decrease in the book-to-bill ratio in the semiconductor market, and (iii) Orbit's under-absorbed overhead associated with bringing its recently acquired 6-inch, 0.6 micron facility on-line while winding down its 4-inch, 1.2 micron wafer fabrication facility.

SG&A expense increased $9,689 to $48,540 in fiscal 1996 from $38,851 in fiscal 1995. The percentage of SG&A expense to net sales was 10.6% and 9.8% for fiscal 1996 and 1995, respectively. This is mainly attributable to (i) additional costs associated with the start-up of both Multek's facility in Roseville, Minnesota, and Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the TTI Testron and Chemtech acquisitions, which have product lines that carry higher SG&A expenses as a percentage of net sales compared with the Company's overall average and (iii) the building of the Company's sales and marketing, finance and other general and administrative infrastructure necessary to support the Company's sales growth. The percentage of SG&A expense to net sales decreased for fiscal 1996 when compared with fiscal 1995 due to the significant increase in revenues.

The 1996 non-recurring charges amounted to $16,532 and consisted of $4,649 of costs associated with the Orbit Merger and $11,883 of costs associated with the closing of Orbit's 4-inch, 1.2 micron wafer fabrication

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

OPERATING RESULTS--FISCAL 1996 COMPARED TO FISCAL 1995 (CONTINUED)

facility and its move into a newly acquired 6-inch, 0.6 micron facility. The $11,883 of costs include provisions of (i) $7,970 associated with the impairment of long-lived assets to be disposed of associated with the closing of Orbit's 4-inch, 1.2 micron wafer fabrication facility, (ii) $1,500 for 4-inch wafer inventory not recoverable on the 6-inch fabrication process, (iii) $1,763 associated with the write-off of Orbit's investment in a subsidiary established to expand Orbit's manufacturing capacity in Israel, and (iv) $650 of accrued expenses associated with the closing and exit costs of Orbit's 4-inch, 1.2 micron wafer fabrication facility. The Israeli expansion was no longer required with the acquisition of the 6-inch, 0.6 micron facility.

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

Other income (net) decreased $65 in fiscal 1996 mainly as the result of increased provisions for doubtful accounts receivable and lower net gains realized on the sales of property, plant and equipment in fiscal 1996 as compared with fiscal 1995.

In the fourth quarter of 1996, the Company increased the estimated useful lives of certain equipment from four years to six years. The effects of this change in accounting estimate were to decrease fiscal 1996 depreciation expense by approximately $1,500 and to increase net income by approximately $1,020.

Foreign income from operations before income taxes and extraordinary item amounted to $4,650 and $6,969 in fiscal 1996 and 1995, respectively. Domestic income from operations before income taxes and extraordinary item amounted to $11,023 and $27,248 in fiscal 1996 and 1995, respectively. This mix of foreign and domestic income from operations before income taxes and extraordinary item, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required deferred tax asset valuation allowance resulted in an estimated effective income tax rate of 36% and 31% in fiscal 1996 and 1995, respectively. Certain Orbit Merger costs were not deductible for income tax purposes in 1996. Excluding the merger costs, the effective income tax rate in fiscal 1996 was 32%.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At December 28, 1997, the Company had working capital of $160,618 and a current ratio of 2.2x compared to working capital of $86,707 and a current ratio of 2.2x at December 29, 1996. Cash and cash equivalents at December 28, 1997 were $85,067, an increase of $60,057 from $25,010 at December 29, 1996. This increase resulted from cash provided by 1997 operating and financing activities of $51,607 and $134,682, respectively, offset by cash used by 1997 investing activities of $126,491.

Net cash flows used by investing activities amounted to $126,491 and $35,054 in fiscal 1997 and 1996, respectively. Capital expenditures amounted to $121,269 and $33,274 in fiscal 1997 and 1996, respectively. This increase is mainly attributable to the $46,046 acquisition of the IBM Austin printed circuit board fabrication facility combined with approximately $29,013 used in connection with additional capital equipment and leasehold improvements for Orbit's 6-inch, 0.6 micron process facility. Remaining capital expenditures represent the Company's continued investment in state-of-the-art, high-technology equipment which enables the Company to accept increasingly complex and higher-volume orders. The Company received proceeds of $2,717 and $276 from the sale of equipment in fiscal 1997 and 1996, respectively, to allow for the potential replacement of older equipment with state-of-the-art, high technology equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS (CONTINUED)

During 1997 and 1996, the Company made certain purchase business combinations. The cash purchase price, net of cash acquired, for these acquisitions amounted to $7,939 and $2,056 in fiscal 1997 and 1996, respectively. See Note 2 of the Company's Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding business acquisitions.

Net cash flows provided by financing activities amounted to $134,682 in fiscal 1997. Financing activities used net cash of $2,952 in fiscal 1996. The Company repaid $12,674 and $6,540 in long-term financing obligations in fiscal 1997 and 1996, respectively. The Company received $6,900 and $1,695 in proceeds from stock issued under its stock plans in fiscal 1997 and 1996, respectively. In September 1997, the Company issued $150,000 of 8.50% senior subordinated notes. The proceeds from the issuance of the senior subordinated notes were partially used to repay the Company's outstanding advances against its line-of-credit. The line-of-credit advances were used for working capital purposes and to fund the Company's $46,046 acquisition of the IBM Austin printed circuit board fabrication facility in August 1997.

The Company repurchased 192,500 shares of its common stock at a cost of $4,209. The Company could repurchase additional common stock in future years as a part of a one million share repurchase plan that began in December 1997. Future common stock repurchases are subject to then existing market and general economic conditions.

Debt issue costs associated with the issuance of the senior subordinated notes, the 6% convertible subordinated notes and the Company's line-of-credit amounted to $5,335 and $297 in fiscal 1997 and 1996, respectively.

Interest on the 8.5% senior subordinated notes is payable on March 15 and September 15 of each year and the notes mature on September 15, 2007 and may be redeemed on or after September 15, 2002. Interest on the 6% convertible subordinated notes is payable on April 15 and October 15 of each year. The notes are convertible, at the option of the note holders, into common stock at an initial conversion price of $18.75 per share and will mature on October 15, 2002 unless previously converted or redeemed. The notes may be redeemed by the Company on or after October 15, 1998.

At December 28, 1997, the Company has a $80,000 senior secured revolving line-of-credit which expires in June 2002. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants as of December 28, 1997.

Management believes that cash generated from operations, existing cash reserves, leasing capabilities, and the line-of-credit availability will be adequate to fund the Company's current capital expenditure plan for fiscal 1998. The Company intends to continue its acquisition strategy and it is possible that future acquisitions may be significant. If available resources are not sufficient to finance the Company's acquisitions, the Company would be required to seek additional equity or debt financing.

The Company's operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing processes. The Company believes that it is currently operating in compliance with applicable regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, results from operations or competitive position.

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

See Note 11 of the Company's Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a description of commitments and contingencies.

YEAR 2000 DATE CONVERSION

The year 2000 date conversion issue is the result of computer programs being written using two digits rather than four to define the applicable year. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with customers, suppliers and financial institutions and others with whom it conducts business to help identify and resolve the year 2000 issue. If necessary modifications and conversions by the Company and those with whom it conducts business are not completed in a timely manner, the year 2000 issue may have a material adverse effect on the Company's consolidated results of operations. The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

The cost of addressing the year 2000 issue and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company will provide disclosures (including restated comparative information) of comprehensive income in its annual consolidated financial statements for its fiscal year ending December 27, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for fiscal years beginning after December 15, 1997. This Statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement establishes standards for reporting

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except per share data)

NEW ACCOUNTING STANDARDS (CONTINUED)

information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues reported in consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will provide disclosures (including restated comparative information) of certain financial and descriptive information about its operating segments in its annual consolidated financial statements for its fiscal year ending December 27, 1998.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

        - Independent Auditors' Reports.

        - Consolidated Statements of Income -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

        - Consolidated Balance Sheets -- December 28, 1997 and December 29,
          1996.

        - Consolidated Statements of Stockholders' Equity -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

        - Consolidated Statements of Cash Flows -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

        - Notes to Consolidated Financial Statements.

Financial Statement Schedule:

        The following items are included in Part IV, Item 14(a)(2) of this Form 10-K:

        - Independent Auditors' Reports.

        - Schedule II -- Valuation and Qualifying Accounts -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The DII Group, Inc.:

We have audited the accompanying balance sheet of The DII Group, Inc. and subsidiaries (the "Company") as of December 28, 1997, and the related statements of income, stockholders' equity, and cash flows for the 52 weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements present fairly, in all material respects, the financial position of The DII Group, Inc. and subsidiaries as of December 28, 1997, and the results of its operations and its cash flows for the 52 weeks then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 13 that were applied to restate the 1996 financial statements to give retroactive effect to the change in the method of accounting for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". In our opinion, such adjustments are appropriate and have been properly applied.

Deloitte & Touche LLP

Denver, Colorado
January 22, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The DII Group, Inc.:

We have audited the accompanying consolidated balance sheet of The DII Group, Inc. and subsidiaries as of December 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the 52 weeks ended December 29, 1996, and the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The DII Group, Inc. and subsidiaries as of December 29, 1996, and the results of their operations and their cash flows for the 52 weeks ended December 29, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Denver, Colorado
January 28, 1997

                      THE DII GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except earnings per share data)

                                                               FOR THE FISCAL YEARS ENDED
                                                              -----------------------------
                                                                1997       1996      1995
                                                              --------    -------   -------
Net sales:
  Contract electronics manufacturing                          $514,078    274,651   252,175
  Other                                                        265,525    184,242   144,803
                                                              --------    -------   -------
          Total net sales                                      779,603    458,893   396,978
Cost of sales:
  Cost of sales                                                647,663    370,610   319,572
  Non-recurring charges                                             --      1,500        --
                                                              --------    -------   -------
          Total cost of sales                                  647,663    372,110   319,572
                                                              --------    -------   -------
     Gross profit                                              131,940     86,783    77,406
Selling, general and administrative expenses                    68,783     48,540    38,851
Non-recurring charges                                               --     15,032        --
Interest income                                                 (1,744)    (1,732)   (1,812)
Interest expense                                                10,661      6,267     3,849
Amortization expense                                             3,968      3,118     2,481
Other, net                                                         607       (115)     (180)
                                                              --------    -------   -------
     Income before income taxes and extraordinary item          49,665     15,673    34,217
Income tax expense                                              14,345      5,638    10,563
                                                              --------    -------   -------
     Income before extraordinary item                           35,320     10,035    23,654
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $472                                        --         --       708
                                                              --------    -------   -------
          Net income                                          $ 35,320     10,035    22,946
                                                              ========    =======   =======
Earnings (loss) per common share:
  Basic:
     Income before extraordinary item                         $   1.43       0.42      1.05
     Extraordinary item                                             --         --     (0.03)
                                                              --------    -------   -------
                                                              $   1.43       0.42      1.02
                                                              ========    =======   =======
  Diluted:
     Income before extraordinary item                         $   1.26       0.40      0.95
     Extraordinary item                                             --         --     (0.03)
                                                              --------    -------   -------
                                                              $   1.26       0.40      0.92
                                                              ========    =======   =======
Weighted average number of common shares and equivalents
  outstanding:
  Basic                                                         24,719     23,678    22,544
  Diluted                                                       30,702     25,074    25,628

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  1997           1996
                                                              ------------   ------------

                           ASSETS

Current assets:
  Cash and cash equivalents                                     $ 85,067        25,010
  Accounts receivable, net of allowance for doubtful
     accounts of $2,893
     and $1,771                                                  132,590        79,851
  Inventories                                                     74,059        47,008
  Deferred income taxes                                              769         3,905
  Other assets                                                     7,766         4,924
                                                                --------       -------
          Total current assets                                   300,251       160,698
                                                                --------       -------
Property, plant and equipment                                    207,257       106,977
Goodwill, net of accumulated amortization of $8,223 and
  $5,463                                                          70,371        63,594
Debt issue costs, net of accumulated amortization of $1,208
  and $542                                                         7,282         2,613
Other assets                                                       7,568         1,969
                                                                --------       -------
                                                                $592,729       335,851
                                                                ========       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $ 98,688        46,748
  Accrued expenses                                                16,099         7,921
  Accrued compensation and benefits                               13,667         6,808
  Accrued interest payable                                         4,688         1,116
  Current installments of long-term financing obligations          6,491        10,572
  Other                                                               --           826
                                                                --------       -------
          Total current liabilities                              139,633        73,991
                                                                --------       -------
Senior subordinated notes payable                                150,000            --
Convertible subordinated notes payable                            86,250        86,250
Long-term financing obligations, excluding current
  installments                                                     6,545        12,938
Deferred income taxes                                                739         1,370
Other                                                              2,214         2,265
Commitments and contingent liabilities
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none
     issued                                                           --            --
  Common stock, $0.01 par value; 45,000,000 shares
     authorized;
     25,328,914 and 23,928,830 shares issued                         253           239
  Additional paid-in capital                                     117,612        91,857
  Retained earnings                                              110,103        74,783
  Treasury stock, at cost; 192,500 shares                         (4,209)           --
  Cumulative foreign currency translation adjustments             (4,095)       (3,849)
  Deferred compensation                                          (12,316)       (3,993)
                                                                --------       -------
          Total stockholders' equity                             207,348       159,037
                                                                --------       -------
                                                                $592,729       335,851
                                                                ========       =======

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                             CUMULATIVE         NET
                                                                                               FOREIGN       UNREALIZED
                                                          ADDITIONAL                          CURRENCY     GAIN (LOSS) ON
                                     PREFERRED   COMMON    PAID-IN     RETAINED   TREASURY   TRANSLATION     MARKETABLE
                                       STOCK     STOCK     CAPITAL     EARNINGS    STOCK     ADJUSTMENTS     SECURITIES
                                     ---------   ------   ----------   --------   --------   -----------   --------------
Balance at December 31, 1994            $--       222       78,047      42,232         --      (1,917)           25
  Net income                             --        --           --      22,946         --          --            --
  Issuance of 595,932 shares of
    common stock under employee
    stock plans                          --         6        1,462          --         --          --            --
  Tax benefit on common stock
    issued under employee stock
    plans                                --        --        2,947          --         --          --            --
  Amortization of deferred employee
    stock compensation                   --        --           --          --         --          --            --
  Deferred employee stock
    compensation                         --        --        4,680          --         --          --            --
  Conversion of note payable to
    sellers of businesses acquired
    into common stock                    --        --          224          --         --          --            --
  Conformance of fiscal year-end of
    a pooling-of-interest business
    combination                          --        --           --        (430)        --          --            --
  Change in unrealized gain on
    marketable securities, net of
    tax                                  --        --           --          --         --          --           (25)
  Foreign currency translation
    adjustments                          --        --           --          --         --      (1,526)           --
                                        ---       ---      -------     -------     ------      ------           ---
Balance at December 31, 1995             --       228       87,360      64,748         --      (3,443)           --
  Net income                             --        --           --      10,035         --          --            --
  Issuance of 938,562 shares of
    common stock under employee
    stock plans                          --         9        1,686          --         --          --            --
  Tax benefit on common stock
    issued under employee stock
    plans                                --        --          846          --         --          --            --
  Amortization of deferred employee
    stock compensation                   --        --           --          --         --          --            --
  Deferred employee stock
    compensation                         --        --        1,733          --         --          --            --
  Issuance of 173,332 shares of
    common stock under deferred
    employee stock compensation
    plan                                 --         2           (2)         --         --          --            --
  Issuance of 14,750 shares of
    common stock under directors
    stock plan                           --        --          234          --         --          --            --
  Foreign currency translation
    adjustments                          --        --           --          --         --        (406)           --
                                        ---       ---      -------     -------     ------      ------           ---
Balance at December 29, 1996             --       239       91,857      74,783         --      (3,849)           --
  Net income                             --        --           --      35,320         --          --            --
  Issuance of 1,180,136 shares of
    common stock under employee
    stock plans                          --        12        6,888          --         --          --            --
  Tax benefit on common stock
    issued under employee stock
    plans                                --        --        6,029          --         --          --            --
  Treasury stock, at cost (192,500
    shares)                              --        --           --          --     (4,209)         --            --
  Amortization of deferred employee
    stock compensation                   --        --           --          --         --          --            --
  Deferred employee stock
    compensation                                   --       12,698          --         --          --            --
  Issuance of 212,332 shares of
    common stock under deferred
    employee stock compensation
    plan                                 --         2           (2)         --         --          --            --
  Issuance of 7,616 shares of
    common stock under directors
    stock plan                           --        --          142          --         --          --            --
  Foreign currency translation
    adjustments                          --        --           --          --         --        (246)           --
                                        ---       ---      -------     -------     ------      ------           ---
Balance at December 28, 1997            $--       253      117,612     110,103     (4,209)     (4,095)           --
                                        ===       ===      =======     =======     ======      ======           ===


                                       DEFERRED
                                     COMPENSATION    TOTAL
                                     ------------   -------
Balance at December 31, 1994              (157)     118,452
  Net income                                --       22,946
  Issuance of 595,932 shares of
    common stock under employee
    stock plans                             --        1,468
  Tax benefit on common stock
    issued under employee stock
    plans                                   --        2,947
  Amortization of deferred employee
    stock compensation                   1,493        1,493
  Deferred employee stock
    compensation                        (4,680)          --
  Conversion of note payable to
    sellers of businesses acquired
    into common stock                       --          224
  Conformance of fiscal year-end of
    a pooling-of-interest business
    combination                             --         (430)
  Change in unrealized gain on
    marketable securities, net of
    tax                                     --          (25)
  Foreign currency translation
    adjustments                             --       (1,526)
                                       -------      -------
Balance at December 31, 1995            (3,344)     145,549
  Net income                                --       10,035
  Issuance of 938,562 shares of
    common stock under employee
    stock plans                             --        1,695
  Tax benefit on common stock
    issued under employee stock
    plans                                   --          846
  Amortization of deferred employee
    stock compensation                   1,084        1,084
  Deferred employee stock
    compensation                        (1,733)          --
  Issuance of 173,332 shares of
    common stock under deferred
    employee stock compensation
    plan                                    --           --
  Issuance of 14,750 shares of
    common stock under directors
    stock plan                              --          234
  Foreign currency translation
    adjustments                             --         (406)
                                       -------      -------
Balance at December 29, 1996            (3,993)     159,037
  Net income                                --       35,320
  Issuance of 1,180,136 shares of
    common stock under employee
    stock plans                             --        6,900
  Tax benefit on common stock
    issued under employee stock
    plans                                   --        6,029
  Treasury stock, at cost (192,500
    shares)                                 --       (4,209)
  Amortization of deferred employee
    stock compensation                   4,375        4,375
  Deferred employee stock
    compensation                       (12,698)          --
  Issuance of 212,332 shares of
    common stock under deferred
    employee stock compensation
    plan                                    --           --
  Issuance of 7,616 shares of
    common stock under directors
    stock plan                              --          142
  Foreign currency translation
    adjustments                             --         (246)
                                       -------      -------
Balance at December 28, 1997           (12,316)     207,348
                                       =======      =======

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                FOR THE FISCAL YEARS ENDED
                                                              -------------------------------
                                                                1997        1996       1995
                                                              ---------    -------    -------
Cash flows from operating activities:
  Net income                                                  $  35,320     10,035     22,946
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Extraordinary loss on early extinguishment to debt            --         --      1,180
       Depreciation                                              18,374     24,842     13,615
       Amortization                                               3,968      3,544      2,481
       Provision for doubtful receivables                         1,237        519        163
       Deferred income taxes                                      2,179     (1,855)     1,821
       Gain on sales of equipment                                   (11)       (26)      (103)
       Stock plan compensation                                    4,517      1,318      1,493
       Other                                                     (4,637)   (17,551)    (5,487)
       Changes in operating assets and liabilities,
          excluding effects of acquisitions:
     Accounts receivable                                        (52,297)   (16,504)   (14,495)
            Inventories                                         (26,474)     5,586    (19,731)
            Other assets                                         (3,472)    (1,832)       167
            Accounts payable                                     50,619       (871)    13,482
            Accrued expenses                                     22,284        254      4,431
                                                              ---------    -------    -------
          Net cash provided by operating activities              51,607      7,459     21,963
                                                              ---------    -------    -------
Cash flows from investing activities:
  Proceeds from sales of marketable securities                       --         --      4,845
  Payments for business acquisitions, net of cash acquired       (7,939)    (2,056)    (4,559)
  Additions to property, plant and equipment                   (121,269)   (33,274)   (40,697)
  Proceeds from sales of property, plant and equipment            2,717        276      3,930
  Grant proceeds received from the Ireland IDA applied to
     property, plant and equipment                                   --         --        823
                                                              ---------    -------    -------
       Net cash used by investing activities                   (126,491)   (35,054)   (35,658)
                                                              ---------    -------    -------
Cash flows from financing activities:
  Repayments of long-term financing obligations                 (12,674)    (6,540)   (34,418)
  Proceeds from issuance of long-term financing obligations          --      1,190        738
  Debt issuance costs                                            (5,335)      (297)    (3,283)
  Proceeds from stock issued under stock plans                    6,900      1,695      1,468
  Proceeds from senior subordinated notes payable               150,000         --         --
  Proceeds from convertible subordinated debt                        --         --     86,250
  Payments to acquire treasury stock                             (4,209)        --         --
  Proceeds from notes receivable                                     --      1,000         --
  Restricted cash transferred to unrestricted cash                   --         --      3,750
                                                              ---------    -------    -------
       Net cash provided (used) by financing activities         134,682     (2,952)    54,505
                                                              ---------    -------    -------
Effect of exchange rate changes on cash                             259         24       (438)
                                                              ---------    -------    -------
       Net increase (decrease) in cash and cash equivalents      60,057    (30,523)    40,372
Cash and cash equivalents at beginning of year                   25,010     55,533     15,161
                                                              ---------    -------    -------
Cash and cash equivalents at end of year                      $  85,067     25,010     55,533
                                                              =========    =======    =======

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BACKGROUND

The Company was incorporated in March 1993 as Dovatron International, Inc., in order to serve as a holding company to effectuate the spin-off of Dover's electronic outsourcing business which occurred on May 21, 1993. On January 31, 1996, the Company changed its name from "Dovatron International, Inc." to "The DII Group, Inc." (the "DII Group" or the "Company").

As more fully described in Note 2 below, DII Merger Corp., a wholly owned subsidiary of the DII Group merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996, and Orbit became a wholly owned subsidiary of the DII Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies.

On August 22, 1996, the Company changed its fiscal year end from December 31 to the Sunday nearest to December 31, beginning with the fiscal year ended December 29, 1996. Accordingly, the accompanying consolidated financial statements are presented as of December 28, 1997 and December 29, 1996 and for the 52 weeks ended December 28, 1997 and December 29, 1996 and the year ended December 31, 1995. Each fiscal year is referred to herein as fiscal 1997, 1996 and 1995, respectively.

     (b) DESCRIPTION OF BUSINESS

The DII Group is a leading provider of electronics design and manufacturing services which operates through a global network of independent business units. These business units are uniquely linked to provide the following related products and services to original equipment manufacturers ("OEMs"): design and manufacture of custom microelectronics; design and manufacture of printed circuit boards; assembly of printed circuit boards; process tooling; machines tools; process automation equipment; in-circuit and functional test hardware and software; and final systems assembly.

The Company provides the following related products and services to customers in the global electronics manufacturing industry:

     Custom Microelectronics -- The Company provides semiconductor design, manufacturing and engineering support services to its OEM customers. The Company provides cost-effective gate array conversion services, mixed-signal design and production capabilities as well as high-reliability manufacturing and quick-turn and low-volume manufacturing services. The Company utilizes a combination of its internal fabrication capabilities and external foundry suppliers, thereby using a "fab/fabless" manufacturing approach. This product line accounted for less than 10% of the Company's net sales in fiscal 1997 and 14% and 16% of the Company's net sales in fiscal 1996 and 1995, respectively.

     Interconnect Technologies -- The Company provides design and engineering services for printed circuit assemblies and manufactures high density, complex multilayer printed circuit boards. This product line accounted for 16% of the Company's net sales in fiscal 1997 and 1996 and 14% of the Company's net sales in fiscal 1995.

     Systems Assembly -- The Company assembles complex electronic circuits and provides final system configuration services on a high and low volume contract basis. This product line accounted for 66%, 60%, and 64% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

     Process Technologies -- The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis; designs and manufactures in-circuit and functional test software and hardware; manufactures depaneling systems that route individual printed circuit boards from an

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b) DESCRIPTION OF BUSINESS (CONTINUED)

     assembled master panel in the final step of the electronics assembly process; and manufactures process automation equipment. This product line accounted for 10% of the Company's net sales in fiscal 1996 and less than 10% of the Company's net sales in fiscal 1997 and 1995.

Operating results may be affected by a number of factors, including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; the amount of automation existing on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies and products on a timely basis. In addition, the level of revenues can fluctuate significantly based on whether certain projects are contracted on a turnkey basis, in which the Company purchases materials, versus on a consignment basis, in which materials are provided by the customer.

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

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry (especially the semiconductor sector) in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry (especially the semiconductor sector) has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company seeks a well balanced customer profile across most sectors of the electronics industry in order to reduce exposure to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are office automation, mainframes and mass storage, data communications, computer and peripherals, telecommunications, industrial, instrumentation, and medical.

The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Southeast Asia). The Company's international operations generated approximately 42%, 25% and 32% of total net sales in fiscal 1997, 1996 and 1995, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political and economic instability.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (c) BASIS OF CONSOLIDATION

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

In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. Gains and losses resulting from these agreements are deferred and reflected as adjustments of the related foreign currency transactions. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of December 28, 1997, December 29, 1996 or December 31, 1995.

     (e) CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all investment instruments with original maturities of three months or less to be cash equivalents.

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

Plant and equipment are depreciated on straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings and 3 to 6 years for machinery and equipment. In the fourth quarter of 1996, the Company increased the estimated useful lives of certain equipment from four to six years. The effects of this change in accounting estimate were to decrease fiscal 1996 depreciation expense by approximately $1,500 and to increase net income by approximately $1,020, or $0.04 of basic and diluted earnings per share.

     (h) GOODWILL AND DEBT ISSUANCE COSTS

Goodwill arising from business acquisitions is amortized on the straight-line basis over 15 to 30 years. Debt issuance costs are amortized on the straight-line basis over the term of the related debt.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (i) IMPAIRMENT OF ASSETS

Long-lived assets, including goodwill, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use of these assets and their eventual disposition, the Company's carrying value of these assets is reduced to fair value. Except as disclosed in Note 8, management does not believe current events or circumstances indicate that its long-lived assets, including goodwill, are impaired as of December 28, 1997. December 29, 1996, and December 31, 1995.

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

The Company also maintains various deferred profit sharing plans for certain employees who have completed certain length of service requirements with certain business units. The Company may, subject to approval by the Board of Directors, contribute a portion of its profits to the Plans. Such contributions will be allocated to employees of the business units based upon their salary and years of service.

Additionally, the Company provides a nonqualified deferred compensation plan for select senior executives and directors of the Company. Contributions to the deferred compensation plan are held in an irrevocable "rabbi trust." The participants elect to make contributions of portions of their cash and incentive stock compensation on a pre-tax basis to the plan. The Company matches various percentages of the participants' cash compensation contributions up to a maximum percentage of such contributions.

The Company's contribution to all of its employee benefit plans amounted to $1,233, $464 and $749 in fiscal 1997, 1996 and 1995, respectively.

     (l) FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise stated herein, the fair value of the Company's financial instruments approximate their carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments which approximate current market interest rates.

     (m) COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when the amount of assessment and/or remediation costs are probable and can be reasonably estimated. The costs for a specific clean-up site are

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (m) COMMITMENTS AND CONTINGENCIES (CONTINUED) discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable generally based upon information derived from the remediation plan for that site.

Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related liability.

     (n) REVENUE RECOGNITION

The Company recognizes revenue upon shipment of product to its customers.

     (o)  EARNINGS PER SHARE

Effective for the Company's consolidated financial statements for the year ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the conversion of the convertible subordinated notes and the issuance of common stock for other potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

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

     (q)  RECLASSIFICATIONS

Certain 1996 and 1995 balances have been reclassified to conform with the 1997 presentation.

(2)  BUSINESS COMBINATIONS

The Company made certain purchase business combinations which are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, for these acquisitions amounted to $7,939, $2,056 and $4,559 in fiscal 1997, 1996 and 1995, respectively. The cost in excess of net assets acquired through these acquisitions amounted to $9,133, $3,677 and $5,712 in fiscal 1997, 1996 and 1995, respectively.

The costs of the acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Goodwill is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than June 2001. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $1,134 and $8,084 for contingent purchase price adjustments during fiscal 1996 and 1995, respectively. There were no contingent purchase price adjustments made in fiscal 1997.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(2)  BUSINESS COMBINATIONS (CONTINUED)

On August 22, 1996, the DII Group issued 7,359,250 shares of the DII Group common stock for all outstanding shares of Orbit common stock, based upon one share of Orbit common stock converted into 45/100ths (0.45) of a share of DII Group common stock and as further adjusted to account for the two-for-one stock split.

Results of operations for the separate companies prior to the Merger and for the combined companies as restated are as follows:

                                         SIX MONTHS ENDED    FISCAL
                                          JUNE 30, 1996       1995
                                         ----------------    -------
                                           (Unaudited)
Net sales:
  DII Group                                  $196,230        335,418
  Orbit                                        31,810         61,560
                                             --------        -------
          Combined, as restated              $228,040        396,978
                                             ========        =======
Net income:
  DII Group                                  $  9,499         16,265
  Orbit                                         2,174          6,681
                                             --------        -------
          Combined, as restated              $ 11,673         22,946
                                             ========        =======

(3)  INVENTORIES

Inventories consisted of the following:

                                         DECEMBER 28,    DECEMBER 29,
                                             1997            1996
                                         ------------    ------------
Raw materials                              $51,802          34,099
Work-in-process                             24,890          15,721
Finished goods                               2,839           2,580
                                           -------         -------
                                            79,531          52,400
Less allowance                               5,472           5,392
                                           -------         -------
                                           $74,059          47,008
                                           =======         =======

(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                         DECEMBER 28,    DECEMBER 29,
                                             1997            1996
                                         ------------    ------------
Land                                       $  7,714           3,675
Buildings                                    48,859          17,830
Machinery and equipment                     203,777         127,484
Construction in progress                      9,938           5,643
                                           --------        --------
                                            270,288         154,632
Less accumulated depreciation and
  amortization                               63,031          47,655
                                           --------        --------
                                           $207,257         106,977
                                           ========        ========

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(4)  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

On August 18, 1997, the Company acquired International Business Machine's Austin, Texas printed circuit board fabrication facility, and its related production equipment, inventory and intellectual property for approximately $46,046.

The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next four fiscal years. The gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were as follows:

                                         DECEMBER 28,    DECEMBER 29,
                                             1997            1996
                                         ------------    ------------
Machinery and equipment                    $10,758          11,701
Less accumulated amortization                2,790           2,217
                                           -------          ------
                                           $ 7,968           9,484
                                           =======          ======

There were no additions to machinery and equipment financed through long-term financing obligations in fiscal 1997. The Company financed additions to machinery and equipment through long-term financing obligations amounting to $14,875 in fiscal 1996. Amortization of assets under capital leases is included in depreciation expense.

(5)  SENIOR SUBORDINATED NOTES

In September 1997, the Company issued $150,000 of 8.50% senior subordinated notes that mature on September 15, 2007. Interest is payable on March 15 and September 15 of each year. The Company may redeem the notes on or after September 15, 2002. The indenture contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell capital stock of certain subsidiaries,
(iii) engage in asset sales, (iv) incur layered debt, (v) create liens on its properties and assets, and (vi) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and qualifications.

(6)  CONVERTIBLE SUBORDINATED NOTES

In October 1995, the Company issued $86,250 aggregate principal amount of its 6% convertible subordinated notes. The fair market value of these notes approximated $127,969 and $81,700, based upon the last sales price on December 28, 1997 and December 29, 1996, respectively. Interest is payable on April 15 and October 15 of each year. The notes are convertible, at the option of the note holders, into common stock at an initial conversion price of $18.75 per share and will mature on October 15, 2002 unless previously converted or redeemed. The notes may be redeemed by the Company on or after October 15, 1998. The proceeds from the issuance of the convertible subordinated notes were used to repay the Company's outstanding bank debt, resulting in an extraordinary loss on the early extinguishment of debt of approximately $708, net of tax effect, in fiscal 1995.

The Company made convertible subordinated note interest payments of $5,175 and $5,247 during fiscal 1997 and 1996, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(7)  LONG-TERM FINANCING OBLIGATIONS

Long-term financing obligations consist of the following:

                                                              DECEMBER 28,    DECEMBER 29,
                                                                  1997            1996
                                                              ------------    ------------
Notes payable with interest rates ranging from 7.74% to
  9.05%                                                         $ 5,712          13,731
Capital lease obligations                                         7,324           9,779
                                                                -------          ------
          Total long-term financing obligations                  13,036          23,510
Less current installments                                         6,491          10,572
                                                                -------          ------
          Long-term financing obligations, excluding current
            installments                                        $ 6,545          12,938
                                                                =======          ======

The aggregate maturities of notes payable for fiscal years subsequent to December 28, 1997 are as follows: $4,009 in 1998; $1,323 in 1999; $282 in 2000 and $98 in 2001.

Future minimum capital lease payments are as follows:

  1998                                                        $2,993
  1999                                                         2,805
  2000                                                         1,782
  2001                                                           676
                                                              ------
     Total minimum capital lease payments                      8,256
Less amount representing interest (at rates ranging from
  6.77% to 10.87%)                                               932
                                                              ------
     Present value of net minimum capital lease payments       7,324
Less current installments of obligations under capital
  leases                                                       2,482
                                                              ------
     Obligations under capital leases, excluding current
      installments                                            $4,842
                                                              ======

The Company made interest payments on long-term financing obligations of $1,353, $1,091 and $658 in fiscal 1997, 1996 and 1995, respectively.

As of December 28, 1997, the Company has a $80,000 senior secured revolving line-of-credit which expires in June 2002. This credit facility is secured by substantially all of the Company's assets and requires compliance with certain financial covenants and contains certain restrictions on the Company's ability to (i) incur certain debt, (ii) create certain liens on its properties and assets, (iii) make certain investments in businesses outside the Company's industry, (iv) merge or consolidate with other certain entities, (v) pay certain dividends or make distributions, (vi) repurchase or redeem certain common stock, and (vii) dispose of certain assets. The covenants are subject to a number of significant exceptions and qualifications. As of December 28, 1997, there were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants.

(8)  NON-RECURRING CHARGES

The 1996 non-recurring charges amounted to $16,532 and consisted of $4,649 of costs associated with the Orbit Merger described in Note 2 and $11,883 of costs associated with the closure of Orbit's 4-inch, 1.2 micron wafer fabrication facility and the move into its new 6-inch, 0.6 micron facility. The $11,883 of costs include provisions of (i) $7,970 associated with the impairment of long-lived assets associated with the closure of Orbit's 4-inch, 1.2 micron wafer fabrication facility, (ii) $1,500 for 4-inch wafer inventory not recoverable on the 6-inch fabrication process, (iii) $1,763 associated with the write-off of Orbit's investment in a subsidiary established to expand their manufacturing capacity in Israel, and (iv) $650 of accrued expenses

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(8)  NON-RECURRING CHARGES (CONTINUED)

associated with closure and exit costs of the 4-inch, 1.2 micron wafer fabrication facility. The Israel expansion was no longer required with the acquisition of the 6-inch, 0.6 micron facility. The Company completed the transition into its 6-inch, 0.6 micron facility during the first quarter of 1998. All previously established provisions associated with the closure have been or will be completely utilized in fiscal 1997 or the first quarter of 1998. The original accrual estimates approximate the current estimates of the amounts required to complete this transaction. The old facility is scheduled for closure and is currently under a definitive agreement to be sold in March 1998.

(9)  INCOME TAXES

Income before income taxes and extraordinary item for domestic and foreign operations were as follows:

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                               1997       1996      1995
                                                              -------    ------    ------
Domestic                                                      $23,729    11,023    27,248
Foreign                                                        25,936     4,650     6,969
                                                              -------    ------    ------
                                                              $49,665    15,673    34,217
                                                              =======    ======    ======

Income taxes were allocated as follows:

                                                              FOR THE FISCAL YEARS ENDED
                                                              --------------------------
                                                               1997      1996      1995
                                                              -------    -----    ------
Income from operations                                        $14,345    5,638    10,563
Extraordinary item                                                 --       --       472
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes                                           (5,805)    (846)   (2,947)
                                                              -------    -----    ------
                                                              $ 8,540    4,792     8,088
                                                              =======    =====    ======

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(9)  INCOME TAXES (CONTINUED)

Income tax expense (benefit) attributable to income from operations before extraordinary item consist of:

                                                              CURRENT    DEFERRED    TOTAL
                                                              -------    --------    ------
Fiscal 1997:
  U.S. Federal                                                $8,983         297      9,280
  State                                                          672       1,339      2,011
  Foreign                                                      2,511         543      3,054
                                                              -------     ------     ------
                                                              $12,166      2,179     14,345
                                                              =======     ======     ======
Fiscal 1996:
  U.S. Federal                                                $5,859      (1,500)     4,359
  State                                                          489        (176)       313
  Foreign                                                      1,145        (179)       966
                                                              -------     ------     ------
                                                              $7,493      (1,855)     5,638
                                                              =======     ======     ======
Fiscal 1995:
  U.S. Federal                                                $7,086       2,186      9,272
  State                                                          840        (898)       (58)
  Foreign                                                        816         533      1,349
                                                              -------     ------     ------
                                                              $8,742       1,821     10,563
                                                              =======     ======     ======

The significant components of deferred tax expense (benefit) attributable to income from operations before extraordinary item consist of:

                                                               FOR THE FISCAL YEARS ENDED
                                                              ----------------------------
                                                               1997       1996       1995
                                                              -------    -------    ------
Deferred tax expense (exclusive of the effects of other
  components listed below)                                    $  812     (3,891)    1,518
Charge in lieu of taxes resulting from initial recognition
  of acquired tax liabilities that are allocated to increase
  goodwill related to an acquired entity                        (326)        --        --
Increase in beginning-of-the-year balance of the valuation
  allowance for deferred tax assets                            1,693      2,036       303
                                                              ------     ------     -----
                                                              $2,179     (1,855)    1,821
                                                              ======     ======     =====

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(9)  INCOME TAXES (CONTINUED)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent for fiscal 1997 and 34 percent for fiscal years 1996 and 1995, respectively, to pretax income from operations before extraordinary item as a result of the following:

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                               1997       1996      1995
                                                              -------    ------    ------
Computed "expected" tax expense                               $17,383     5,329    11,634
Increase (reduction) in income taxes resulting from:
  Foreign tax rate differential                                (5,825)     (560)   (1,467)
  State income taxes, net of federal income tax benefit         1,307       207       (38)
  Tax credits and carryforwards                                  (786)   (1,498)   (1,344)
  Change in the valuation allowance for deferred tax assets     1,693     2,036       303
  Other                                                           573       124     1,475
                                                              -------    ------    ------
                                                              $14,345     5,638    10,563
                                                              =======    ======    ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 28,    DECEMBER 29,
                                                                  1997            1996
                                                              ------------    ------------
Deferred tax assets:
  Inventory                                                     $ 1,499            283
  Deferred revenues                                                 542            970
  Deferred compensation                                           1,522            394
  Compensated absences                                              815            763
  Allowance for doubtful receivables                                664            506
  Accrued liabilities                                               713            821
  Foreign net operating loss and tax credit carryforwards           581            665
  Federal and state credits                                       3,983          2,709
  Merger costs                                                      492            670
  Other                                                             555            536
                                                                -------          -----
          Total gross deferred tax assets                        11,366          8,317
          Less valuation allowance                                4,564          2,871
                                                                -------          -----
                                                                  6,802          5,446
                                                                -------          -----
Deferred tax liabilities:
  Accumulated depreciation                                        2,718            196
  Goodwill                                                        2,674          1,696
  Leasing                                                           985            985
  Other                                                             395             34
                                                                -------          -----
          Total gross deferred tax liabilities                    6,772          2,911
                                                                -------          -----
               Net deferred tax asset                           $    30          2,535
                                                                =======          =====

At December 28, 1997, approximately $1,781 of non-U.S. tax losses were available for carryforward. These carryforwards generally expire in tax years 1998 through 2004. State manufacturing investment tax credits of

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(9)  INCOME TAXES (CONTINUED)

$2,942 expire in tax years 2002 through 2012. State investment tax credits of $565 expire in tax years 2008 through 2012. State research and development tax credits total $380 and carryforward with no expiration. Capital loss carryforwards totaling $254 expire in 1999.

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

The Company does not provide for Federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Deferred income taxes have not been provided on undistributed foreign earnings of $46,026 as of December 28, 1997. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company made income tax payments of $5,235, $5,936 and $6,582 in fiscal 1997, 1996 and 1995, respectively.

(10)  STOCKHOLDERS' EQUITY

On July 29, 1997, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend which was distributed to shareholders on September 2, 1997 to shareholders of record as of August 15, 1997. This increased the number of shares outstanding to approximately 25,200,000 from 12,600,000. The Company transferred $126 from additional paid-in capital to the common stock par account to reflect the stock split. All share and per share data included in this report have been retroactively restated to reflect the split.

During 1997, the Company repurchased 192,500 shares of its common stock at a cost of $4,209. The Company could repurchase additional common stock in future years as a part of a one million share repurchase plan that began in December 1997. Future common stock repurchases are subject to then existing market and general economic conditions.

Each outstanding share of common stock (the Shares) carries a dividend of one preferred share purchase right (Right). The Rights are not exercisable until the earlier of (i) ten days following a public announcement that, without consent of the Company, a person or group (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the voting power of all outstanding securities of the Company or (ii) ten days following the commencement of a tender or exchange offer which would result in a person or group becoming an Acquiring Person, without the prior consent of the Company. In the event that a person or group becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, shall have the right to receive, upon exercise, that number of shares of the Common Stock of the Company having a market value of two times the exercise price of the Right. In addition, after a person or group becomes an Acquiring Person, if the Company is involved in a merger or other business combination transaction in which the Company is not the surviving corporation, holders of the Rights, other than the Acquiring Person, will be entitled to purchase shares of the acquiring company at a similar discount.

The Rights will expire, unless earlier redeemed by the Company on May 3, 2004.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(11)  COMMITMENTS AND CONTINGENCIES

The Company has several noncancelable operating leases, primarily for equipment. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases amounted to $7,213, $4,623 and $2,520 in fiscal 1997, 1996 and 1995, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 28, 1997 are $6,192 in fiscal 1998, $4,998 in fiscal 1999, $4,636 in fiscal 2000, $3,512 in fiscal 2001, $1,806 in fiscal 2002 and $1,667 thereafter.

The Company has approximately $18,293 of capital commitments as of December 28, 1997.

In 1997, two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. The lawsuits purport to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claim violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaints seek compensatory and other damages as well as equitable relief. The Company filed motions to dismiss both amended complaints. The motion to dismiss the state court complaint has been denied, and the Company has filed its answer denying that it misled the securities market. The motion to dismiss the federal court complaint is still pending. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. The Company believes that the claims asserted in both actions are without merit and intends to defend against such claims vigorously. There has been no discovery from the Company in either action and neither court has yet set a trial date.

A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to the statements made by securities analysts. In January 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under
Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The court has not yet set a trial date, but third party discovery is ongoing.

In addition to the above matters, the Company is involved in certain litigation arising in the ordinary course of business.

Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation.

The Company has joined together with other potentially responsible parties ("PRPs") to negotiate with the New York Department of Environmental Conservation (NYDEC) concerning the performance of a remedial investigation/feasibility study (RI/FS) at the Roblin Steel Site. In connection therewith, the Company executed the Roblin Steel Site Deminimus Contributors (PRP) Participation Agreement. The Company's share of the agreement is less than 2%. A Consent Order concerning the performance of a remedial investigation/feasibility study has been reached with the NYDEC in July of 1997.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(11)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

As a result of a series of evaluations initiated by the Company, the Company has become aware of certain environmental conditions that require remedial action at a formerly owned facility in Kirkwood, New York, and a facility that is owned and leased out to a third party in Binghamton, New York. In the case of the Binghamton facility, the contamination was the result of leakage from an underground storage tank used by a former owner; while in the case of the Kirkwood facility, the evaluations found evidence of a chemical solvent used in a manufacturing process. The Company has hired an environmental engineering firm to undertake certain remedial actions and recommend remediation alternatives. The Company is negotiating with the NYDEC with respect to an RI/FS and the necessity, if any, for RI/FS Orders. No Consent Order or Agreement concerning the performance of a RI/FS has been reached with the NYDEC.

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

The Company determines the amount of its accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed amounts accrued or that costs will not be incurred with respect to sites as to which no problem is currently known. Further, there can be no assurance that additional environmental matters will not arise in the future.

(12)  STOCK PLANS

Under the Company's 1993 Stock Option Plan, the Compensation Committee of the Board of Directors is authorized to grant stock options to purchase up to an aggregate of 1,100,000 shares of common stock. In addition, under the 1994 Stock Incentive Plan the Committee is also authorized to make awards of performance shares and/or grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. Under the terms of these Plans, shares may be awarded or options may be granted to key employees to purchase shares of the Company's common stock. Options are granted at a purchase price equal to the fair market value of the common stock on the date of the grant, and performance shares are awarded in the form of shares of restricted common stock.

At the time of the Merger, Orbit had three stock option plans, the KMOS Semiconductor, Inc. 1989 Stock Option Plan ("1989 Plan"), the KMOS Semiconductor, Inc. 1990 Non Qualified Stock Option Plan ("1990 Plan"), and the Orbit Semiconductor, Inc. 1994 Stock Incentive Plan ("1994 Orbit Plan"), under which incentive and non-qualified stock options were granted to key employees, directors and consultants. The options were generally granted at the fair market value of Orbit's stock on the date of grant. As a result of the merger, outstanding options to purchase Orbit common stock at the time of the Merger were converted into options to acquire an aggregate of 1,990,492 shares of DII Group common stock, which is equal to the product of the number of shares of Orbit common stock that were issuable upon exercise of such options multiplied by the Exchange Ratio and as further adjusted to account for the two-for-one stock split. At the time of conversion, the exercise price of the converted options was determined by dividing the original exercise price of such options by the Exchange Ratio. Stock options will no longer be granted from the Orbit stock option plans.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(12)  STOCK PLANS (CONTINUED)

The following table summarizes the stock option transactions under the Company's Stock Option Plans:

                                                                SHARES
                                                              UNDERLYING    WEIGHTED-AVERAGE
                                                               OPTIONS       EXERCISE PRICE
                                                              ----------    ----------------
Options outstanding at December 31, 1994                      2,645,158          $ 5.10
  Granted                                                     1,629,310          $ 9.71
  Exercised                                                    (567,336)         $ 2.51
  Cancelled                                                    (193,248)         $10.88
                                                              ----------
Options outstanding at December 31, 1995                      3,513,884          $ 7.28
  Granted                                                       344,250          $10.34
  Exercised                                                    (330,872)         $ 2.79
  Cancelled                                                    (138,592)         $10.96
                                                              ----------
Options outstanding at December 29, 1996                      3,388,670          $ 7.81
  Granted                                                       627,700          $16.08
  Exercised                                                   (1,082,680)        $ 5.60
  Cancelled                                                    (373,100)         $ 9.43
                                                              ----------
Options outstanding at December 28, 1997                      2,560,590          $10.53
                                                              ==========
Options exercisable at December 28, 1997                      1,391,652          $ 8.32
                                                              ==========

The following table summarizes stock option information under the Company's Stock Option Plans:

       OPTIONS OUTSTANDING AT DECEMBER 28, 1997               OPTIONS EXERCISABLE
------------------------------------------------------        AT DECEMBER 28, 1997
                                   WEIGHTED-AVERAGE      ------------------------------
  NUMBER      WEIGHTED-AVERAGE   REMAINING CONTRACTUAL     NUMBER      WEIGHTED-AVERAGE
OUTSTANDING    EXERCISE PRICE       TERM (IN YEARS)      OUTSTANDING    EXERCISE PRICE
-----------   ----------------   ---------------------   -----------   ----------------
   264,444         $ 3.93                4.88               210,706         $ 3.01
    28,378           7.83                5.10                28,378           7.83
   581,954           7.89                5.39               581,954           7.89
   327,582           8.47                7.80               116,595           8.47
   358,420           9.90                7.93               152,073           9.77
   271,000          10.44                9.09                    --             --
   297,434          11.11                7.32               211,534          10.96
   270,978          16.57                8.44                90,412          14.77
     3,000          24.13                9.88                    --             --
   157,400          26.06                9.73                    --             --
 ---------         ------                ----             ---------         ------
 2,560,590         $10.53                7.21             1,391,652         $ 8.32
 =========         ======                ====             =========         ======

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(12)  STOCK PLANS (CONTINUED)

APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.47%, 5.76% and 5.61% in fiscal 1997, 1996 and 1995, respectively; volatility factors of the expected market price of the Company's common stock of 51% in fiscal 1997 and 50% in fiscal 1996 and 1995, respectively; a weighted-average expected life of the option of 3 years and no expected dividend yields.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         FISCAL YEARS ENDED
                                                     --------------------------
                                                      1997      1996      1995
                                                     -------    -----    ------
Pro forma:
  Net income                                         $33,272    8,019    22,343
  Basic earnings per share                           $  1.35     0.34      0.99
  Diluted earnings per share                         $  1.08     0.32      0.87

Pro forma net income reflects only options granted in fiscal 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 are not considered.

Under the 1993 Stock Option Plan and the 1994 Stock Incentive Plan most outstanding options expire ten years from the date of grant and become exercisable at a rate of one-third one year after the grant date, two-thirds two years after the grant date and in their entirety three years after the grant date. All outstanding options under the 1989 Plan and 1990 Plan were fully vested on December 28, 1997 and expire no later than 10 years after grant date.

Under the 1994 Orbit Plan, certain options are immediately exercisable and are for terms not to exceed ten years from the date of grant. Unvested shares issued to employees under this plan are subject to repurchase by the Company at the original purchase price upon termination of employment. The Company's repurchase right expires over a vesting period of one-third of the shares one year after the grant date, two-thirds of the shares two years after the grant date and in their entirety three years after the grant date. Those shares that are not immediately exercisable become exercisable at a rate of one-quarter one year after the grant date, one-half two years after the grant date, three-quarters three years after the grant date and in their entirety four years after the date of grant.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(12)  STOCK PLANS (CONTINUED)

The Compensation Committee of the Board of Directors awarded 250,000, 142,000 and 480,000 shares in fiscal 1997, 1996 and 1995, respectively, to key executives under the 1994 Stock Incentive Plan. Shares vest over a period of time, which in no event exceeds nine years. Certain shares may vest at an accelerated rate upon the achievement of certain annual earnings per share targets established by the Compensation Committee. Shares escrowed for individual participants who are no longer employed by the Company on the plan termination date are forfeited. Participants will receive all unissued shares upon their death or disability, or in the event of a change of control of the Company. The shares are not reported as outstanding until vested. The number of shares vested amounted to 272,336, 212,332 and 173,332 during fiscal 1997, 1996 and 1995, respectively.

Unearned compensation equivalent to the market value at the date the shares were awarded is charged to stockholders' equity and is amortized to expense based upon the estimated number of shares expected to be issued in any particular year. Unearned compensation expense amounting to $4,375, $1,084 and $1,493 was amortized to expense during fiscal 1997, 1996 and 1995, respectively. The weighted-average fair value of performance shares awarded in 1997 and 1996 were $10.67 and $12.21 per share, respectively.

As of December 28, 1997, there are 1,905,376 shares available for future grant under the Company's 1993 Stock Option Plan and 1994 Stock Incentive Plan.

The Company's Non-Employee Directors' Stock Compensation Plan (the "Directors Plan") provides for the automatic grant to each non-employee director of the Company of 2,000 shares of common stock per annum as consideration for regular service as a director. Shares will be issued in quarterly installments at the end of each fiscal quarter. The Company recognizes quarterly compensation expense equal to the fair market value of the stock to be issued at the end of each quarter. The aggregate number of shares which may be issued under the Directors Plan is 60,000 shares, and the plan will terminate on December 31, 2004. As of December 28, 1997, there are 32,166 shares available for future grant under this plan. The weighted-average fair value of director shares awarded in fiscal 1997 and 1996 were $21.95 and $12.90 per share, respectively.

The Company also has a 1994 Employee Stock Purchase Plan under which all U.S. and international employees may be granted the opportunity to purchase up to 1,000,000 shares of common stock at 85% of market value on the first or last business day of the six-month payment period, whichever is lower. As of December 28, 1997, there are 781,523 shares available for sale under this plan. The shares sold under this plan in fiscal 1997 and 1996 amounted to 124,623 and 57,076, respectively. The weighted-average fair value of shares sold under this plan in fiscal 1997 and 1996 were $16.33 and $11.97 per share, respectively. Compensation expense pursuant to SFAS No. 123 associated with this plan in fiscal 1997 and 1996 was immaterial.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(13)  EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                               1997       1996      1995
                                                              -------    ------    ------
BASIC EPS:
Income before extraordinary item                              $35,320    10,035    23,654
                                                              =======    ======    ======
Shares used in computation:
  Weighted-average common shares outstanding                   24,719    23,678    22,544
                                                              =======    ======    ======
Basic EPS before extraordinary item                           $  1.43      0.42      1.05
                                                              =======    ======    ======
DILUTED EPS:
Income before extraordinary item                              $35,320    10,035    23,654
Plus income impact of assumed conversions:
  Interest expense (net of tax) on convertible subordinated
     notes                                                      3,105        --       692
  Amortization (net of tax) on debt issuance cost on
     convertible subordinated notes                               260        --        39
                                                              -------    ------    ------
Net income available to common stockholders                   $38,685    10,035    24,385
                                                              =======    ======    ======
Shares used in computation:
  Weighted-average common shares outstanding                   24,719    23,678    22,544
  Shares applicable to exercise of dilutive options             1,242     1,280     1,948
  Shares applicable to deferred stock compensation                141       116       166
  Shares applicable to convertible subordinated notes           4,600        --       970
                                                              -------    ------    ------
Shares applicable to diluted earnings                          30,702    25,074    25,628
                                                              =======    ======    ======
Diluted EPS before extraordinary item                         $  1.26      0.40      0.95
                                                              =======    ======    ======

The convertible subordinated notes were antidilutive for fiscal 1996, and therefore not assumed to be converted for diluted earnings per share computations.

(14)  BUSINESS CONCENTRATIONS AND GEOGRAPHIC AREAS

At any given time, certain customers may account for significant portions of the Company's business. Hewlett Packard Corporation ("HP") accounted for 17% of net sales in fiscal 1997. Seagate Technology, Inc. and Standard Microsystems Corporation accounted for 13% and 10% of net sales in fiscal 1995, respectively. No other customer accounted for more than 10% of net sales during fiscal 1997, 1996 or 1995. The Company's top ten customers accounted for 50%, 43% and 46% of net sales in fiscal 1997, 1996 and 1995, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers, especially HP, or any other top ten customer, could have a material adverse effect on the Company's operating results. The Company's contracts generally do not provide the DII Group with any firm long-term volume purchase commitments. In addition, customer contracts can be cancelled and volume levels can be changed or delayed. The timely replacement of cancelled, delayed or reduced contracts with new business cannot be assured.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(14)  BUSINESS CONCENTRATIONS AND GEOGRAPHIC AREAS (CONTINUED)

by changes in economic or other conditions. The Company has concentrations of credit risk in accounts receivable and inventory for its top ten customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintained reserves for potential credit losses of $2,893 and $1,771 at December 28, 1997 and December 29, 1996, respectively. In addition, the Company has concentrations of credit risk in cash and cash equivalents, which are maintained at recognized financial institutions. The Company performs ongoing financial evaluations of these financial institutions.

The following summarizes financial information by geographic areas:

                                                                FOR THE FISCAL YEARS ENDED
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales:
  North America                                              $543,469     356,917     278,246
  Europe                                                      150,174      65,348      58,044
  Southeast Asia                                               85,960      36,628      60,688
Transfers between geographic areas:
  North America                                                 3,021       1,500         988
  Europe                                                           61          33          14
  Southeast Asia                                                  220          48          84
  Eliminations                                                 (3,302)     (1,581)     (1,086)
                                                             --------    --------    --------
                                                             $779,603     458,893     396,978
                                                             ========    ========    ========
Income before income taxes and extraordinary item:
  North America                                              $ 47,780      23,551      35,165
  Europe                                                       17,635       6,063       5,611
  Southeast Asia                                                4,035      (1,471)        931
  General corporate                                           (19,785)    (12,470)     (7,490)
                                                             --------    --------    --------
                                                             $ 49,665      15,673      34,217
                                                             ========    ========    ========
Identifiable assets at the end of each fiscal year:
  North America                                              $441,323     269,753     241,945
  Europe                                                       50,935      30,871      16,814
  Southeast Asia                                               30,864      15,753      23,642
  General corporate                                            69,607      19,474      44,910
                                                             --------    --------    --------
                                                             $592,729     335,851     327,311
                                                             ========    ========    ========

Export sales from the United States are immaterial.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

(15) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes quarterly financial information for the years ended December 28, 1997 and December 29, 1996:

                                                                         BASIC        DILUTED
                                                              NET       EARNINGS      EARNINGS
                                        NET        GROSS     INCOME    (LOSS) PER    (LOSS) PER
                 QUARTER               SALES      PROFIT     (LOSS)      SHARE         SHARE
                 -------              --------    -------    ------    ----------    ----------
1997    First                         $137,080     26,180     5,077       0.21          0.20
                                                                         =====         =====
        Second                         184,097     32,679     7,540       0.31          0.27
                                                                         =====         =====
        Third                          212,864     33,302     9,955       0.40          0.35
                                                                         =====         =====
        Fourth                         245,562     39,779    12,748       0.50          0.44
                                      --------    -------    ------      =====         =====
                                      $779,603    131,940    35,320       1.43          1.26
                                      ========    =======    ======      =====         =====
1996    First                         $112,976     20,570     5,067       0.22          0.20
                                                                         =====         =====
        Second                         115,064     24,119     6,606       0.28          0.25
                                                                         =====         =====
        Third                          108,201     20,448     1,490       0.06          0.06
                                                                         =====         =====
        Fourth                         122,652     21,646    (3,128)     (0.13)        (0.13)
                                      --------    -------    ------      =====         =====
                                      $458,893     86,783    10,035       0.42          0.40
                                      ========    =======    ======      =====         =====

The Company recorded $1,104 and $3,545 of non-recurring charges in connection with the Orbit Merger during the second and third quarters of 1996, respectively. Additionally, during the fourth quarter of 1996, the Company recorded non-recurring charges of $11,883 associated with the closing of Orbit's 4-inch, 1.2 micron facility. See Note 8 for additional information regarding the non-recurring charges.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG Peat Marwick LLP was previously the principal accountants for The DII Group, Inc. On September 4, 1997, that firm's appointment as principal accountants was terminated and Deloitte & Touche LLP was engaged as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

During the registrant's two most recent fiscal years and the subsequent interim periods preceding such dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to their satisfaction would have caused them to make reference thereof in connection with their reports.

None of the "reportable events" described under Item 304(a)(l)(v) of Regulation S-K occurred within the registrant's two most recent fiscal years and the subsequent interim periods preceding September 4, 1997.

The audit reports of KPMG Peat Marwick LLP on the consolidated financial statements of The DII Group, Inc. and subsidiaries as of and for the 52 weeks ended December 29, 1996 and the year ended December 31, 1995 did not contain any adverse opinion, or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from KPMG Peat Marwick is attached as exhibit 16.1.

In August 1996 a subsidiary of the Company merged with and into Orbit Semiconductor, Inc. Deloitte & Touche LLP reported on the consolidated financial statements of Orbit Semiconductor, Inc. for the year ended December 31, 1995 (the "Orbit Statements"). Except for the Orbit Statements, during the registrant's two most recent fiscal years and the subsequent interim periods, Deloitte & Touche LLP has not been engaged as an independent accountant to audit either registrant's financial statements or the financial statements of any of its subsidiaries, nor has it been consulted regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "1. ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11 -- EXECUTIVE COMPENSATION

The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation," "Employment Agreements," "Severance Compensation Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing, (i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is not incorporated by reference herein or in any other filing of the Company.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of The DII Group, Inc. and the Independent Auditors' Reports are included in Part II, Item 8 of this Form 10-K:

        - Independent Auditors' Reports.

        - Consolidated Statements of Income -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

        - Consolidated Balance Sheets -- December 28, 1997 and December 29,
          1996.

        - Consolidated Statements of Stockholders' Equity -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

        - Consolidated Statements of Cash Flows -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

        - Notes to Consolidated Financial Statements.

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULE

        - Independent Auditors' Reports.

        - Schedule II -- Valuation and Qualifying Accounts -- 52 weeks ended December 28, 1997 and December 29, 1996, and year ended December 31, 1995.

(a)(3) LIST OF EXHIBITS:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
     2.1 Agreement and Plan of Merger by and among The DII Group,
         Inc., DII Merger Corp. and Orbit Semiconductor, Inc., dated as of June 9, 1996 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus contained in the
         Registrant's Form S-4 Registration Statement, No. 333-6789).
    #2.2 Purchase Agreement, dated as of August 5, 1997, by and among
         International Business Machines Corporation, a New York
         corporation, Multilayer Tek, L.P., a Texas Limited
         partnership and The DII Group, Inc., a Delaware corporation
         (incorporated by reference to Exhibit 2.1 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     2.3 Exhibit A to Purchase Agreement -- Assignment and Assumption
         Agreement (incorporated by reference to Exhibit 2.2 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
    #2.4 Exhibit C to Purchase Agreement -- Lease (incorporated by reference to Exhibit 2.3 of the Registrant's Report on Form
         8-K dated August 29, 1997).
    #2.5 Exhibit E to Purchase Agreement -- Project Operations
         Agreement (incorporated by reference to Exhibit 2.4 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
    *2.6 Exhibit F to Purchase Agreement -- Supply Agreement
         (incorporated by reference to Exhibit 2.5 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     2.7 Exhibit G to Purchase Agreement -- Bill of Sale
         (incorporated by reference to Exhibit 2.6 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     2.8 Exhibit H to Purchase Agreement -- Special Warranty Deed
         (incorporated by reference to Exhibit 2.7 of the
         Registrant's Report on Form 8-K dated August 29, 1997).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
     3.1 Restated Certificate of Incorporation of Registrant,
         together with the Certificate of Amendment of the Restated
         Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K
         Annual Report for fiscal year ended December 31, 1995, File
         No. 0-21374).
     3.2 Restated Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K
         Annual Report for fiscal year ended December 29, 1996, File
         No. 0-21374).
     4.1 Purchase Agreement -- 6% Convertible Subordinated Notes Due
         2002 dated October 5, 1995 (incorporated by reference to
         Exhibit 4.1 of the Registrant's Form 10-Q Quarterly Report
         for the quarterly period ended September 30, 1995, File No.
         0-21374).
     4.2 Indenture, dated as of October 11, 1995 between the
         Registrant and The Chase Manhattan Bank, N.A., as trustee
         (incorporated by reference to Exhibit 4.2 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-21374).
     4.3 Registration Agreement, dated as of October 5, 1995 between the Registrant and Salomon Brothers Inc. as the initial
         purchaser (incorporated by reference to Exhibit 4.3 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-21374).
     4.4 Indenture -- 8.50% Senior Subordinated Notes Due 2007 dated
         September 19, 1997 between the Registrant and The Chase
         Manhattan Bank and Trust Company, National Association, as
         trustee (incorporated by reference to Exhibit 4.1 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, File No. 0-21374).
     4.5 Purchase Agreement -- 8.50% Senior Subordinated Notes Due
         2007 dated September 16, 1997 between the Registrant and
         Salomon Brothers Inc, Donaldson, Lufkin & Jenrette
         Securities Corporation, and BT Alex. Brown Incorporated, as
         the initial purchasers (incorporated by reference to Exhibit
         4.2 of the Registrant's Quarterly Report on Form 10-Q for
         the quarter ended September 28, 1997, File No. 0-21374).
     4.6 Registration Rights Agreement, dated September 16, 1997 between the Registrant and Salomon Brothers Inc, Donaldson,
         Lufkin & Jenrette Securities Corporation, and BT Alex. Brown
         Incorporated, as the initial purchasers (incorporated by
         reference to Exhibit 4.3 of the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 28,
         1997, File No. 0-21374).
   +10.1 Form of Severance Agreement (incorporated by reference to
         Exhibit 10.6 of the Registrant's Form 10 Registration
         Statement, as amended, File No. 0-21374).
    10.2 Rights Agreement dated as of May 4, 1993, between The
         Company and Norwest Bank Minnesota, N.A., as Rights Agent
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form S-1 Registration Statement, as amended,
         No. 33-71138).
   +10.3 1993 Stock Option Plan (incorporated by reference to Exhibit
         10.8 of the Registrant's Form S-1 Registration Statement, as
         amended, No. 33-71138).
   +10.4 1994 Stock Incentive Plan (incorporated by reference to
         Exhibit 10.9 of the Registrant's Form 10-K Annual Report for
         fiscal year ended December 31, 1993, File No. 0-21374).
   +10.5 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report
         for fiscal year ended December 31, 1993, File No. 0-21374).
   +10.6 Savings and Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10
         Registration Statement, as amended, File No. 0-21374).
   +10.7 Amendments to the Savings and Deferred Profit Sharing Plan
         (incorporated by reference to Exhibit 10.11 of the
         Registrant's Form 10-K Annual Report for fiscal year ended
         December 29, 1996, File No. 0-21374).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   +10.8  Dovatron Ireland Limited Defined Contribution Plan
          (incorporated by reference to Exhibit 10.5 of the
          Registrant's Form 10 Registration Statement, as amended,
          File No. 0-21374).
   +10.9  Form of Performance Share Agreement pursuant to the 1994
          Stock Incentive Plan (incorporated by reference to Exhibit
          10.16 of the Registrant's Form 10-K Annual Report for fiscal year ended December 31, 1994, File No. 0-21374).
   +10.10 Non-Employee Directors' Stock Compensation Plan
          (incorporated by reference to Exhibit B of the Registrant's
          Proxy Statement for the Registrant's 1996 Annual Meeting of
          Stockholders, File No. 0-21374).
   +10.11 Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit A of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders,
          File No. 0-21374).
    10.12 Loan Agreement -- $60,000,000 Revolving Line of Credit dated
          April 4, 1996 between The DII Group, Inc. and Norwest Bank
          Colorado, N.A., The Chase Manhattan Bank, N.A., Harris Trust
          and Savings Bank, and NBD Bank (incorporated by reference to
          Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report
          for the quarterly period ended March 31, 1996, File No.
          0-21374).
    10.13 Amendment to the $60,000,000 Revolving Line of Credit dated
          April 4, 1996 between The DII Group, Inc. and Norwest Bank
          Colorado, N.A., The Chase Manhattan Bank, N.A., Harris Trust
          and Savings Bank, and NBD Bank (incorporated by reference to
          Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report
          for the quarterly period ended March 30, 1997, File No.
          0-21374).
    10.14 Second Amendment to the $80,000,000 Revolving Line of Credit
          dated August 1, 1997 between The DII Group, Inc. and Norwest
          Bank Colorado, N.A., The Chase Manhattan Bank, N.A., Harris
          Trust and Savings Bank, and NBD Bank (incorporated by
          reference to Exhibit 10.1 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended September
          28, 1997, File No. 0-21374).
    10.15 Third Amendment to the $80,000,000 Revolving Line of Credit
          dated September 15, 1997 between The DII Group, Inc. and
          Norwest Bank Colorado, N.A., The Chase Manhattan Bank, N.A.,
          Harris Trust and Savings Bank, and NBD Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended September
          28, 1997, File No. 0-21374).
   *10.16 Agreement dated as of February 17, 1997, by and between
          Hewlett-Packard and Dovatron International, Inc.
          (incorporated by reference to Exhibit 10.2 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended March 30, 1997, File No. 0-21374).
   +10.17 The DII Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).
   +10.18 The DII Group, Inc. Performance Share Agreement
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended March 30, 1997, File No. 0-21374).
   +10.19 Employment Agreement dated as of January 1, 1997 between The
          DII Group, Inc. and Ronald R. Budacz (incorporated by
          reference to Exhibit 10.5 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).
   +10.20 Employment Agreement dated as of January 1, 1997 between The
          DII Group, Inc. and Carl R. Vertuca, Jr. (incorporated by
          reference to Exhibit 10.6 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   +10.21 Employment Agreement dated as of January 1, 1997 between The
         DII Group, Inc. and Ronald R. Snyder (incorporated by
         reference to Exhibit 10.7 of the Registrant's Form 10-Q
         Quarterly Report for the quarterly period ended March 30,
         1997, File No. 0-21374).
   +10.22 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald
         R. Budacz (incorporated by reference to Exhibit 10.9 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended March 30, 1997, File No. 0-21374).
   +10.23 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Carl
         R. Vertuca, Jr. (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-Q Quarterly Report for the
         quarterly period ended March 30, 1997, File No. 0-21374).
   +10.24 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald
         R. Snyder (incorporated by reference to Exhibit 10.11 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended March 30, 1997, File No. 0-21374).
   +10.25 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and
         Dermott O'Flanagan (incorporated by reference to Exhibit
         10.12 of the Registrant's Form 10-Q Quarterly Report for the
         quarterly period ended March 30, 1997, File No. 0-21374).
   +10.26 First Amendment to Employment Agreement dated as of August
         12, 1997 between The DII Group, Inc. and Ronald R. Budacz
         (incorporated by reference to Exhibit 10.3 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended September 28, 1997, File No. 0-21374).
   +10.27 First Amendment to Employment Agreement dated as of August
         12, 1997 between The DII Group, Inc. and Carl R. Vertuca,
         Jr. (incorporated by reference to Exhibit 10.4 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended September 28, 1997, File No. 0-21374).
   +10.28 First Amendment to Employment Agreement dated as of August
         12, 1997 between The DII Group, Inc. and Ronald R. Snyder
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended September 28, 1997, File No. 0-21374).
   +10.29 Employment Agreement dated as of January 1, 1997 between The
         DII Group, Inc. and Carl A. Plichta (incorporated by
         reference to Exhibit 10.6 of the Registrant's Form 10-Q
         Quarterly Report for the quarterly period ended September
         28, 1997, File No. 0-21374).
   +10.30 First Amendment to Employment Agreement dated as of August
         12, 1997 between The DII Group, Inc. and Carl A. Plichta
         (incorporated by reference to Exhibit 10.7 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended September 28, 1997, File No. 0-21374).
    16.1 Letter dated September 10, 1997 from KPMG Peat Marwick LLP to the Registrant (incorporated by reference to Exhibit 16.1 of the Registrant's Report on Form 8-K dated September 4,
         1997).
    21.1 Subsidiaries of the Registrant.
    23.1 Consent of Independent Auditors -- Deloitte & Touche LLP.
    23.2 Consent of Independent Auditors -- KPMG Peat Marwick LLP.
    27   Financial Data Schedule.

---------------

*    Confidential treatment has been granted as to portions of this exhibit.

+    Management contract or compensatory plan.

# Schedules were not included but will be furnished supplementally to the Commission upon request.

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the Quarter ended December 28, 1997.

The following item was reported in the Form 8-K dated December 5, 1997:

Item 5. Other Events -- The Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of Common Stock. The purchases will be made from time to time in open market transactions or through privately negotiated transactions at prices that meet the Company's pre-determined financial objectives. The Company anticipates that such purchases could occur over an extended period of time. No financial statements were filed as part of such report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The DII Group, Inc.
                                            (Registrant)

                                            By /s/   THOMAS J. SMACH
                                             -----------------------------------
                                                       Thomas J. Smach
                                                   Chief Financial Officer
Dated: March 12, 1998

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

                      SIGNATURE                                      TITLE                         DATE
                      ---------                                      -----                         ----

                /s/ RONALD R. BUDACZ                   Chairman and Chief Executive           March 12, 1998
-----------------------------------------------------    Officer (Principal Executive
                  Ronald R. Budacz                       Officer)

              /s/ CARL R. VERTUCA, JR.                 Executive Vice President and           March 12, 1998
-----------------------------------------------------    Director (Principal Financial
                Carl R. Vertuca, Jr.                     Officer)

                 /s/ THOMAS J. SMACH                   Chief Financial Officer and Vice       March 12, 1998
-----------------------------------------------------    President (Principal Accounting
                   Thomas J. Smach                       Officer)

                /s/ ROBERT L. BRUECK                   Director                               March 12, 1998
-----------------------------------------------------
                  Robert L. Brueck

           /s/ CONSTANTINE S. MACRICOSTAS              Director                               March 12, 1998
-----------------------------------------------------
             Constantine S. Macricostas

             /s/ GERARD T. WRIXON, PH.D.               Director                               March 12, 1998
-----------------------------------------------------
               Gerard T. Wrixon, Ph.D.

               /s/ ALEXANDER W. YOUNG                  Director                               March 12, 1998
-----------------------------------------------------
                 Alexander W. Young

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The DII Group, Inc.:

Under date of January 28, 1997, we reported on the consolidated balance sheet of The DII Group, Inc. and subsidiaries (the Company) as of December 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the 52 weeks ended December 29, 1996, and the year ended December 31, 1995 as contained in the annual report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the information included in the related consolidated financial statement Schedule II -- Valuation and Qualifying Accounts, for the 52 weeks ended December 29, 1996 and the year ended December 31, 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the information included in such financial statement schedule for the 52 weeks ended December 29, 1996 and the year ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP

Denver, Colorado
January 28, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The DII Group, Inc.:

We have audited the consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company") as of December 28, 1997, and for the 52 weeks then ended, and have issued our report thereon dated January 22, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of The DII Group, Inc. and subsidiaries as it relates to December 28, 1997 and for the 52 weeks then ended, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule as it relates to December 28, 1997, and for the 52 weeks then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Denver, Colorado
January 22, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THE DII GROUP, INC. AND SUBSIDIARIES
                 FOR THE FISCAL YEARS ENDED 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                     COLUMN A                         COLUMN B     COLUMN C      COLUMN D       COLUMN E
                     --------                        ----------   ----------   ------------    ----------
                                                     BALANCE AT   CHARGED TO                   BALANCE AT
                                                     BEGINNING    COSTS AND    DEDUCTIONS -      END OF
                    DESCRIPTION                      OF PERIOD     EXPENSES      DESCRIBE        PERIOD
                    -----------                      ----------   ----------   ------------    ----------
Allowance deducted from assets to which it applies:
  Allowance for doubtful accounts receivable:
     Year ended December 28, 1997                      $1,771       1,238           116(1)       2,893
     Year ended December 29, 1996                       1,685         519           433(1)       1,771
     Year ended December 31, 1995                       1,673         363           351(1)       1,685
  Allowance for doubtful notes receivable:
     Year ended December 28, 1997                          --          --            --             --
     Year ended December 29, 1996                          --         204           204(1)          --
     Year ended December 31, 1995                          --          --            --             --
  Allowance for inventories:
     Year ended December 28, 1997                       5,392       3,253         3,173(2)       5,472
     Year ended December 29, 1996                       4,533       3,042         2,183(2)       5,392
     Year ended December 31, 1995                       3,304       1,340           111(2)       4,533
  Allowance for unrealized (gain) loss on
     marketable securities:
     Year ended December 28, 1997                          --          --            --             --
     Year ended December 29, 1996                          --          --            --             --
     Year ended December 31, 1995                         (42)         --            42(3)          --

---------------

(1) Uncollectible receivables written-off, net of recoveries

(2) Inventory write-offs

(3) Change in net unrealized loss

                                 EXHIBIT INDEX

EXHIBIT                                                                  LOCATION OF EXHIBIT IN
NUMBER                           DESCRIPTION                           SEQUENTIAL NUMBERING SYSTEM
-------                          -----------                           ---------------------------
     2.1 Agreement and Plan of Merger by and among The DII Group,
         Inc., DII Merger Corp. and Orbit Semiconductor, Inc., dated as of June 9, 1996 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus contained in the
         Registrant's Form S-4 Registration Statement, No. 333-6789).
    #2.2 Purchase Agreement, dated as of August 5, 1997, by and among
         International Business Machines Corporation, a New York
         corporation, Multilayer Tek, L.P., a Texas Limited
         partnership and The DII Group, Inc., a Delaware corporation
         (incorporated by reference to Exhibit 2.1 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     2.3 Exhibit A to Purchase Agreement -- Assignment and Assumption
         Agreement (incorporated by reference to Exhibit 2.2 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
    #2.4 Exhibit C to Purchase Agreement -- Lease (incorporated by reference to Exhibit 2.3 of the Registrant's Report on Form
         8-K dated August 29, 1997).
    #2.5 Exhibit E to Purchase Agreement -- Project Operations
         Agreement (incorporated by reference to Exhibit 2.4 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
    *2.6 Exhibit F to Purchase Agreement -- Supply Agreement
         (incorporated by reference to Exhibit 2.5 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     2.7 Exhibit G to Purchase Agreement -- Bill of Sale
         (incorporated by reference to Exhibit 2.6 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     2.8 Exhibit H to Purchase Agreement -- Special Warranty Deed
         (incorporated by reference to Exhibit 2.7 of the
         Registrant's Report on Form 8-K dated August 29, 1997).
     3.1 Restated Certificate of Incorporation of Registrant,
         together with the Certificate of Amendment of the Restated
         Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K
         Annual Report for fiscal year ended December 31, 1995, File
         No. 0-21374).
     3.2 Restated Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K
         Annual Report for fiscal year ended December 29, 1996, File
         No. 0-21374).
     4.1 Purchase Agreement -- 6% Convertible Subordinated Notes Due
         2002 dated October 5, 1995 (incorporated by reference to
         Exhibit 4.1 of the Registrant's Form 10-Q Quarterly Report
         for the quarterly period ended September 30, 1995, File No.
         0-21374).
     4.2 Indenture, dated as of October 11, 1995 between the
         Registrant and The Chase Manhattan Bank, N.A., as trustee
         (incorporated by reference to Exhibit 4.2 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-21374).

EXHIBIT                                                                  LOCATION OF EXHIBIT IN
NUMBER                           DESCRIPTION                           SEQUENTIAL NUMBERING SYSTEM
-------                          -----------                           ---------------------------
     4.3 Registration Agreement, dated as of October 5, 1995 between the Registrant and Salomon Brothers Inc. as the initial
         purchaser (incorporated by reference to Exhibit 4.3 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-21374).
     4.4 Indenture -- 8.50% Senior Subordinated Notes Due 2007 dated
         September 19, 1997 between the Registrant and The Chase
         Manhattan Bank and Trust Company, National Association, as
         trustee (incorporated by reference to Exhibit 4.1 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, File No. 0-21374).
     4.5 Purchase Agreement -- 8.50% Senior Subordinated Notes Due
         2007 dated September 16, 1997 between the Registrant and
         Salomon Brothers Inc, Donaldson, Lufkin & Jenrette
         Securities Corporation, and BT Alex. Brown Incorporated, as
         the initial purchasers (incorporated by reference to Exhibit
         4.2 of the Registrant's Quarterly Report on Form 10-Q for
         the quarter ended September 28, 1997, File No. 0-21374).
     4.6 Registration Rights Agreement, dated September 16, 1997 between the Registrant and Salomon Brothers Inc, Donaldson,
         Lufkin & Jenrette Securities Corporation, and BT Alex. Brown
         Incorporated, as the initial purchasers (incorporated by
         reference to Exhibit 4.3 of the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 28,
         1997, File No. 0-21374).
   +10.1 Form of Severance Agreement (incorporated by reference to
         Exhibit 10.6 of the Registrant's Form 10 Registration
         Statement, as amended, File No. 0-21374).
    10.2 Rights Agreement dated as of May 4, 1993, between The
         Company and Norwest Bank Minnesota, N.A., as Rights Agent
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form S-1 Registration Statement, as amended,
         No. 33-71138).
   +10.3 1993 Stock Option Plan (incorporated by reference to Exhibit
         10.8 of the Registrant's Form S-1 Registration Statement, as
         amended, No. 33-71138).
   +10.4 1994 Stock Incentive Plan (incorporated by reference to
         Exhibit 10.9 of the Registrant's Form 10-K Annual Report for
         fiscal year ended December 31, 1993, File No. 0-21374).
   +10.5 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report
         for fiscal year ended December 31, 1993, File No. 0-21374).
   +10.6 Savings and Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10
         Registration Statement, as amended, File No. 0-21374)
   +10.7 Amendments to the Savings and Deferred Profit Sharing Plan
         (incorporated by reference to Exhibit 10.11 of the
         Registrant's Form 10-K Annual Report for fiscal year ended
         December 29, 1996, File No. 0-21374).

EXHIBIT                                                                  LOCATION OF EXHIBIT IN
NUMBER                           DESCRIPTION                           SEQUENTIAL NUMBERING SYSTEM
-------                          -----------                           ---------------------------
   +10.8  Dovatron Ireland Limited Defined Contribution Plan
          (incorporated by reference to Exhibit 10.5 of the
          Registrant's Form 10 Registration Statement, as amended,
          File No. 0-21374).
   +10.9  Form of Performance Share Agreement pursuant to the 1994
          Stock Incentive Plan (incorporated by reference to Exhibit
          10.16 of the Registrant's Form 10-K Annual Report for fiscal year ended December 31, 1994, File No. 0-21374).
   +10.10 Non-Employee Directors' Stock Compensation Plan
          (incorporated by reference to Exhibit B of the Registrant's
          Proxy Statement for the Registrant's 1996 Annual Meeting of
          Stockholders, File No. 0-21374).
   +10.11 Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit A of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders,
          File No. 0-21374).
    10.12 Loan Agreement -- $60,000,000 Revolving Line of Credit dated
          April 4, 1996 between The DII Group, Inc. and Norwest Bank
          Colorado, N.A., The Chase Manhattan Bank, N.A., Harris Trust
          and Savings Bank, and NBD Bank (incorporated by reference to
          Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report
          for the quarterly period ended March 31, 1996, File No.
          0-21374).
    10.13 Amendment to the $60,000,000 Revolving Line of Credit dated
          April 4, 1996 between The DII Group, Inc. and Norwest Bank
          Colorado, N.A., The Chase Manhattan Bank, N.A., Harris Trust
          and Savings Bank, and NBD Bank (incorporated by reference to
          Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report
          for the quarterly period ended March 30, 1997, File No.
          0-21374).
    10.14 Second Amendment to the $80,000,000 Revolving Line of Credit
          dated August 1, 1997 between The DII Group, Inc. and Norwest
          Bank Colorado, N.A., The Chase Manhattan Bank, N.A., Harris
          Trust and Savings Bank, and NBD Bank (incorporated by
          reference to Exhibit 10.1 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended September
          28, 1997, File No. 0-21374).
    10.15 Third Amendment to the $80,000,000 Revolving Line of Credit
          dated September 15, 1997 between The DII Group, Inc. and
          Norwest Bank Colorado, N.A., The Chase Manhattan Bank, N.A.,
          Harris Trust and Savings Bank, and NBD Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended September
          28, 1997, File No. 0-21374).
   *10.16 Agreement dated as of February 17, 1997, by and between
          Hewlett-Packard and Dovatron International, Inc.
          (incorporated by reference to Exhibit 10.2 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended March 30, 1997, File No. 0-21374).
   +10.17 The DII Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).

EXHIBIT                                                                  LOCATION OF EXHIBIT IN
NUMBER                           DESCRIPTION                           SEQUENTIAL NUMBERING SYSTEM
-------                          -----------                           ---------------------------
   +10.18 The DII Group, Inc. Performance Share Agreement
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended March 30, 1997, File No. 0-21374).
   +10.19 Employment Agreement dated as of January 1, 1997 between The
          DII Group, Inc. and Ronald R. Budacz (incorporated by
          reference to Exhibit 10.5 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).
   +10.20 Employment Agreement dated as of January 1, 1997 between The
          DII Group, Inc. and Carl R. Vertuca, Jr. (incorporated by
          reference to Exhibit 10.6 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).
   +10.21 Employment Agreement dated as of January 1, 1997 between The
          DII Group, Inc. and Ronald R. Snyder (incorporated by
          reference to Exhibit 10.7 of the Registrant's Form 10-Q
          Quarterly Report for the quarterly period ended March 30,
          1997, File No. 0-21374).
   +10.22 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald
          R. Budacz (incorporated by reference to Exhibit 10.9 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended March 30, 1997, File No. 0-21374).
   +10.23 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Carl
          R. Vertuca, Jr. (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-Q Quarterly Report for the
          quarterly period ended March 30, 1997, File No. 0-21374).
   +10.24 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Ronald
          R. Snyder (incorporated by reference to Exhibit 10.11 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended March 30, 1997, File No. 0-21374).
   +10.25 Amendment to the Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and
          Dermott O'Flanagan (incorporated by reference to Exhibit
          10.12 of the Registrant's Form 10-Q Quarterly Report for the
          quarterly period ended March 30, 1997, File No. 0-21374).
   +10.26 First Amendment to Employment Agreement dated as of August
          12, 1997 between The DII Group, Inc. and Ronald R. Budacz
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended September 28, 1997, File No. 0-21374).
   +10.27 First Amendment to Employment Agreement dated as of August
          12, 1997 between The DII Group, Inc. and Carl R. Vertuca,
          Jr. (incorporated by reference to Exhibit 10.4 of the
          Registrant's Form 10-Q Quarterly Report for the quarterly
          period ended September 28, 1997, File No. 0-21374).

EXHIBIT                                                                  LOCATION OF EXHIBIT IN
NUMBER                           DESCRIPTION                           SEQUENTIAL NUMBERING SYSTEM
-------                          -----------                           ---------------------------
   +10.28 First Amendment to Employment Agreement dated as of August
         12, 1997 between The DII Group, Inc. and Ronald R. Snyder
         (incorporated by reference to Exhibit 10.5 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended September 28, 1997, File No. 0-21374).
   +10.29 Employment Agreement dated as of January 1, 1997 between The
         DII Group, Inc. and Carl A. Plichta (incorporated by
         reference to Exhibit 10.6 of the Registrant's Form 10-Q
         Quarterly Report for the quarterly period ended September
         28, 1997, File No. 0-21374).
   +10.30 First Amendment to Employment Agreement dated as of August
         12, 1997 between The DII Group, Inc. and Carl A. Plichta
         (incorporated by reference to Exhibit 10.7 of the
         Registrant's Form 10-Q Quarterly Report for the quarterly
         period ended September 28, 1997, File No. 0-21374).
    16.1 Letter dated September 10, 1997 from KPMG Peat Marwick LLP to the Registrant (incorporated by reference to Exhibit 16.1 of the Registrant's Report on Form 8-K dated September 4,
         1997).
    21.1 Subsidiaries of the Registrant.
    23.1 Consent of Independent Auditors -- Deloitte & Touche LLP.
    23.2 Consent of Independent Auditors -- KPMG Peat Marwick LLP.
    27   Financial Data Schedule.

---------------

* Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.

# Schedules were not included but will be furnished supplementally to the Commission upon request.