Form 10-Q
period 1998-03-29
DII GROUP INC
filed 1998-05-12
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 29, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
           CLASS                                            May 4,1998
           -----                                            ----------
 Common Stock, Par Value $0.01                              25,146,562

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except earnings per share)
                                   (Unaudited)

                                                                                  For the first quarter ended
                                                                                Mar. 29, 1998     Mar. 30, 1997
                                                                                -------------     -------------
Net sales:
     Contract electronics manufacturing                                         $    150,419            85,001
     Other                                                                            84,955            52,079
                                                                                ------------      ------------
          Total net sales                                                            235,374           137,080

Cost of sales:
     Cost of sales                                                                   201,932           110,900
     Non-recurring charges                                                            12,844              --
                                                                                ------------      ------------
          Total cost of sales                                                        214,776           110,900
                                                                                ------------      ------------

     Gross profit                                                                     20,598            26,180

Selling, general and administrative expenses                                          19,176            16,137
Non-recurring charges                                                                 41,156              --
Interest income                                                                         (927)             (242)
Interest expense                                                                       4,719             1,700
Amortization of intangibles                                                            1,121               800
Other, net                                                                              (168)               93
                                                                                ------------      ------------

     Income (loss) before income taxes                                               (44,479)            7,692

Income tax expense (benefit)                                                         (12,432)            2,615
                                                                                ------------      ------------

     Net income (loss)                                                          $    (32,047)            5,077
                                                                                ============      ============


Earnings (loss) per common share:
     Basic                                                                      $      (1.27)             0.21
     Diluted                                                                    $      (1.27)             0.20


Weighted average number of common shares and equivalents outstanding:
     Basic                                                                            25,303            24,060
     Diluted                                                                          25,303            29,730


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                                                                                 MARCH 29,        DECEMBER 28,
                                                                                    1998              1997
                                                                                ------------      ------------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                  $     63,037            85,067
     Accounts receivable, net                                                        135,533           132,590
     Inventories                                                                      80,493            74,059
     Other                                                                             8,722             8,535
                                                                                ------------      ------------

          Total current assets                                                       287,785           300,251

Property, plant and equipment, net                                                   175,450           207,257
Intangible assets, net                                                                76,694            77,653
Other                                                                                  7,733             7,568
                                                                                ------------      ------------

                                                                                $    547,662           592,729
                                                                                ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $    101,343            98,688
     Accrued expenses                                                                 24,330            29,766
     Accrued interest payable                                                          2,932             4,688
     Current installments of long-term financing obligations                           5,631             6,491
                                                                                ------------      ------------

          Total current liabilities                                                  134,236           139,633

Senior subordinated notes payable                                                    150,000           150,000
Convertible subordinated notes payable                                                86,247            86,250
Long-term financing obligations, excluding current installments                        4,126             6,545
Other                                                                                  2,817             2,953

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                                     --                --
     Common stock, $0.01 par value; 45,000,000 shares
        authorized; 25,733,056 and 25,328,914 shares issued and
        25,105,556 and 25,136,414 shares outstanding                                     257               253
     Additional paid-in capital                                                      119,756           117,612
     Retained earnings                                                                78,056           110,103
     Treasury stock, at cost; 627,500 and 192,500 shares                             (13,379)           (4,209)
     Cumulative foreign currency translation adjustments                              (4,104)           (4,095)
     Deferred stock compensation                                                     (10,350)          (12,316)
                                                                                ------------      ------------

          Total stockholders' equity                                                 170,236           207,348
                                                                                ------------      ------------

                                                                                $    547,662           592,729
                                                                                ============      ============


      See accompanying notes to condensed consolidated financial statements

                     THE D I I GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                  FOR THE FIRST QUARTER ENDED
                                                                                -------------------------------
                                                                                MAR. 29, 1998     MAR. 30, 1997
                                                                                -------------     -------------
          Net cash provided (used) by operating activities                      $       (585)           11,090
                                                                                ------------      ------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                      (15,153)          (14,293)
     Proceeds from sales of equipment                                                  3,352               131
                                                                                ------------      ------------

          Net cash used by investing activities                                      (11,801)          (14,162)
                                                                                ------------      ------------

Cash flows from financing activities:
     Payments to acquire treasury stock                                               (9,170)             --
     Repayments of long-term financing obligations                                    (3,279)           (4,805)
     Repayments of notes payable to sellers of businesses acquired                      --                (411)
     Proceeds from stock issued under stock plans                                      2,834               676
                                                                                ------------      ------------

          Net cash used by financing activities                                       (9,615)           (4,540)
                                                                                ------------      ------------

Effect of exchange rate changes on cash                                                  (29)               49
                                                                                ------------      ------------

          Net decrease in cash and cash  equivalents                                 (22,030)           (7,563)

Cash and cash equivalents at beginning of year                                        85,067            25,010
                                                                                ------------      ------------

Cash and cash equivalents at end of period                                      $     63,037            17,447
                                                                                ============      ============


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of December 28, 1997 has been derived from the audited consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company" or "DII").

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 28, 1997 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three-month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998.

The Company operates and reports financial results on a fiscal year of 52 weeks ending on the Sunday nearest to December 31. Accordingly, fiscal 1997 comprised 52 weeks and ended on December 28, 1997 and fiscal 1998 will comprise 52 weeks and end on December 27, 1998. The accompanying condensed consolidated financial statements are therefore presented as of and for the three month periods ended March 29, 1998 and March 30, 1997.

(2)  INVENTORIES

Inventories consisted of the following:

                                          MARCH 29,      DECEMBER 28,
                                            1998             1997
                                        ------------     ------------
Raw materials                           $     59,705           51,802
Work in process                               28,659           24,890
Finished goods                                 3,629            2,839
                                        ------------     ------------
                                              91,993           79,531
Less allowance                                11,500            5,472
                                        ------------     ------------
                                        $     80,493           74,059
                                        ============     ============

The Company made provisions to the allowance for inventory impairment (including non-recurring charges, see Note 6) of $6,028 and $1,389 during the three months ended March 29, 1998 and March 30, 1997, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(3)   ACQUISITIONS

During the second quarter of 1997, the Company completed certain business combinations that are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, for these acquisitions amounted to $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions was immaterial. The cost in excess of net assets acquired through these acquisitions amounted to $9,133.

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

(4)   COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. In April 1998, the Company reached a Consent Order with the New York Department of Environmental Conservation concerning the performance of a remedial investigation/feasibility study with respect to environmental matters at the Kirkwood Site. The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying condensed consolidated financial statements.

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

The Company has approximately $6,900 of capital commitments as of March 29, 1998.

As of March 29, 1998, the Company has an $80,000 senior secured revolving line-of-credit which expires in June 2002. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of March 29, 1998, there were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants.

                      THE DII GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(5)   STOCKHOLDERS' EQUITY

During the first quarter of 1998, the Company repurchased 435,000 shares of its common stock at a cost of $9,170. The Company could repurchase an additional 372,500 shares of common stock in future periods as part of a one million share repurchase plan that began in December 1997. Future common stock repurchases are subject to then existing market and general economic conditions.

(6)   NON-RECURRING CHARGES

In March 1998, the Company recognized a non-recurring charge of $54 million, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The charge was primarily due to the impaired recoverability of certain sales contracts, inventory, intangible assets and fixed assets.

The DII Group purchased Orbit in August of 1996, and, as a precondition to the merger, supported Orbit's previously made decision to replace its wafer fabrication facility (fab) with a higher technology fab. The transition to this 6-inch fab was originally scheduled for completion during the summer of 1997, but the changeover took longer than expected and was finally completed in January 1998.

The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry has been characterized by excess capacity that arose about the time Orbit was acquired, which has led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers are migrating faster than expected to a technology in excess of Orbit's fabrication capabilities, requiring Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this one-time charge to correctly size Orbit's asset base to allow its recoverability based upon its current business size.

The non-recurring charges consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value, (ii) $7,900 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues, and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations.

(7)   COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at the beginning of fiscal year 1998. SFAS 130 establishes standards for reporting and display of comprehensive earnings and its components in general purpose financial statements. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative foreign currency translation adjustments. This statement requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display an amount representing total comprehensive income for the period in that financial statement. The adoption of this statement had no impact on the Company's net earnings or shareholders' equity. There were no material differences between net earnings (loss) and comprehensive income (loss) for the three months ended March 29, 1998, and March 30, 1997. The Company has

                      THE DII GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(7)  COMPREHENSIVE INCOME, CONTINUED

accumulated other comprehensive losses at March 29, 1998 and March 30, 1997 which consisted of foreign currency translation adjustments of $4,104 and $4,001, respectively.

(8)   EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                ------------------------------
                                                                                  MAR. 29,           MAR. 30,
                                                                                    1998              1997
                                                                                ------------      ------------
BASIC EPS:
Net income (loss)                                                               $    (32,047)            5,077
                                                                                ============      ============
Weighted-average common shares outstanding                                            25,303            24,060
                                                                                ============      ============
Basic EPS                                                                       $      (1.27)             0.21
                                                                                ============      ============

DILUTED EPS:
Net income (loss)                                                               $    (32,047)            5,077
Plus income impact of assumed conversions:
      Interest expense (net of tax) on convertible subordinated                         --                 776
notes
      Amortization (net of tax) of debt issuance cost on
            convertible subordinated notes                                              --                  65
                                                                                ------------      ------------
Net income (loss) available to common stockholders                              $    (32,047)            5,918
                                                                                ============      ============
Shares used in computation:
      Weighted-average common shares outstanding                                      25,303            24,060
      Shares applicable to exercise of dilutive options                                 --               1,008
      Shares applicable to deferred stock compensation                                  --                  62
      Shares applicable to convertible subordinated notes                               --               4,600
                                                                                ------------      ------------
Shares applicable to diluted earnings                                                 25,303            29,730
                                                                                ============      ============

Diluted EPS                                                                     $      (1.27)             0.20
                                                                                ============      ============

For the three month period ended March 29, 1998, the common equivalent shares from common stock options and deferred stock compensation are excluded from the computation of diluted loss per share as their effect is antidilutive. Additionally, the convertible subordinated notes were antidilutive for the three month period ended March 29, 1998, and therefore not assumed to be converted for diluted loss per share computations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, litigation, environmental matters, liquidity and capital expenditures herein under "Part I Financial Information -
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

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

The Company provides the following related products and services to customers in the global electronics manufacturing industry:

         Custom Microelectronics--Through Orbit Semiconductor ("Orbit"), the Company provides semiconductor design, manufacturing and engineering support services to its OEM customers. Orbit provides cost-effective gate array conversion services, mixed-signal design and production capabilities as well as high-reliability manufacturing. Orbit utilizes a combination of internal fabrication capabilities and external foundry suppliers, thereby using a "fab/fabless" manufacturing approach.

         Interconnect Technologies--The Company provides design and manufacturing services for printed circuit assemblies through Design Solutions ("DSI") and manufactures high density, complex multilayer printed circuit boards through Multek.

         Systems Assembly--The Company assembles complex electronic circuits and provides final system configuration (contract electronics manufacturing, or "CEM") through Dovatron International ("Dovatron").

         Process Technologies--The Company manufactures surface mount printed circuit board solder cream stencils on a quick-turn basis through IRI and Chemtech; designs and manufactures in-circuit and functional test software and hardware on a quick-turn basis through TTI Testron; manufactures depaneling systems that route individual printed circuit boards from an assembled master panel in the final step of the electronics assembly process through Cencorp; and manufactures process automation equipment through PCT Automation Systems ("PCT").

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

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry (especially the semiconductor sector) in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry (especially the semiconductor sector) has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. These factors, which may affect the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse effect on the Company's operating results. The future success of the Company's businesses will depend largely upon its ability to enhance its existing products and services or to acquire new products and manufacturing processes in order to keep pace with changing technology and industry standards and meet the changing needs of customers. There can be no assurance that the Company will be able to keep pace with the rapidly changing technology trends. The introduction by competitors of new technologies or the emergence of new industry standards and customer requirements could render the Company's existing products and processes obsolete, unmarketable or no longer competitive.

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

At any given time, certain customers may account for significant portions of the Company's business. Hewlett Packard Company ("HP") and International Business Machines Corporation accounted for approximately 12% and 10% of net sales during the three months ended March 29, 1998, respectively. No other customer accounted for more than 10% of net sales during the three months ended March 29, 1998 and March 30, 1997. The Company's top ten customers accounted for approximately 53% and 46% of net sales for the three months ended March 29, 1998 and March 30, 1997, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results. Due to product

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.       OVERVIEW, CONTINUED

transitions expected during the second quarter of 1998, the Company does not expect HP to account for more than 10% of net sales for the second quarter of 1998 or for the fiscal year ended 1998, unless additional orders from new product lines are obtained.

Although management believes the Company has a broad diversification of customers and markets, the Company has few material firm long-term commitments or volume guarantees from its customers. In addition, customer orders can be cancelled and volume levels can be changed or delayed.

From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have significantly reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's operating results.

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

B.       RESULTS OF OPERATIONS

Total net sales for the three months ended March 29, 1998 increased $98,294 (72%) to $235,374 from $137,080 for the comparable period in 1997. Contract electronics manufacturing, which represented 64% of net sales for the three months ended March 29, 1998, increased $65,418 (77%) to $150,419 from $85,001 for the corresponding period in 1997. This increase is primarily the result of the Company's ability to continue to expand sales to its existing customer base as well as sales to new customers.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Net sales for the Company's other products and services for the three months ended March 29, 1998 increased $32,876 (63%) to $84,955 from $52,079 for the comparable period in 1997. This increase is primarily attributable to (i) an expanding customer base from the continued industry-wide acceptance of its service offerings, and (ii) the 1997 acquisitions of DSI, PCT and the IBM Austin printed circuit board fabrication facility.

Excluding non-recurring charges, gross profit for the three months ended March 29, 1998 increased $7,262 to $33,442 from $26,180 for the comparable period in 1997. Excluding non-recurring charges, gross margin decreased to 14.2% for the three months ended March 29, 1998 from 19.1% for the three months ended March 30, 1997. The gross margin decrease was primarily the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings, (ii) the incremental production from the Multek Austin high volume printed circuit board fabrication facility which carries lower gross margins than historical Multek quick-turn, high margin business, (iii) inefficiencies and yield problems at Orbit, associated with its 6-inch, 0.6 micron wafer fabrication process.

Selling, general and administrative (SG&A) expense increased $3,039 to $19,176 for the three months ended March 29, 1998 from $16,137 for the comparable period in 1997. The percentage of SG&A expense to net sales decreased to 8.1% for the three months ended March 29, 1998 from 11.8% for the three months ended March 30, 1997. The increase in absolute dollars was primarily attributable to (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth, (ii) the addition of Multek's August 1997 acquisition of a high volume printed circuit board fabrication facility in Austin, Texas, (iii) increased SG&A expenses associated with the 72% increase in net sales in the three months ended March 29, 1998 versus the comparable period in 1997. The percentage of SG&A expense to net sales decreased during the three months ended March 29, 1998 versus March 30, 1997 due to the significant increase in revenues.

In March 1998, the Company recognized a non-recurring charge of $54 million, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The non-recurring charges consisted of
(i) $38,258 associated with the write-down of long-lived assets to fair value,
(ii) $7,900 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues, and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations.

Interest expense increased $3,019 to $4,719 for the three months ended March 29, 1998 from $1,700 for the comparable period in 1997. This increase is primarily associated with the Company's issuance of $150,000 of 8.50% senior subordinated notes in September 1997.

Amortization expense increased $321 to $1,121 for the three months ended March 29, 1998 from $800 for the comparable period in 1997. This increase is attributable to the amortization of debt issue costs associated with the senior subordinated notes issued in September 1997 and the amortization of the goodwill associated with the DSI and PCT acquisitions.

Other income (net) increased $261 for the three months ended March 29, 1998 from the comparable period of 1997, due primarily to increased net gains realized on foreign currency transactions and sales of

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

property, plant and equipment in the three months ended March 29, 1998 as compared with the three months ended March 30, 1997.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 28% for the three months ended March 29, 1998. The Company's effective income tax rate was 34% for the three months ended March 30, 1997. This resulted from the mix of foreign and domestic earnings, income tax credits, and changes in previously established valuation allowances for deferred tax assets.

C.       FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. To date, the Company's hedging activity has been immaterial. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of March 29, 1998 or March 30, 1997.

D.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At March 29, 1998, the Company had working capital of $153,549 and a current ratio of 2.1x compared to working capital of $160,618 and a current ratio of 2.2x at December 28, 1997. Cash and cash equivalents at March 29, 1998 were $63,037, a decrease of $22,030 from $85,067 at December 28, 1997. This decrease resulted from cash used by operating, financing and investing activities of $585, $11,801 and $9,615, respectively.

The Company's net cash flows used by investing activities amounted to $11,801 and $14,162 for the three months ended March 29, 1998 and March 30, 1997, respectively. Capital expenditures amounted to $15,153 and $14,293 for the three months ended March 29, 1998 and March 30, 1997, respectively. This slight increase is mainly attributable to the Company's continued investment in state-of-the-art, high-technology equipment for its Multek and Dovatron operating companies, which enables the Company to accept increasingly complex and higher-volume orders. The Company received proceeds of $3,352 and $131 from the sale of property, plant and equipment during the three months ended March 29, 1998 and

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

D.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

March 30, 1997, respectively, to allow for the potential replacement of older property, plant and equipment with state-of-the-art, high-technology equipment.

The Company's net cash flows used by financing activities amounted to $9,615 and $4,540 for the three months ended March 29, 1998 and March 30, 1997, respectively. The Company repaid $3,279 and $4,805 in long-term financing obligations in the three months ended March 29, 1998 and March 30, 1997, respectively. The Company received $2,834 and $676 in proceeds from stock issued under its stock plans in the three months ended March 29, 1998 and March 30, 1997, respectively.

The Company repurchased 435,000 shares of its common stock at a cost of $9,170. The Company could repurchase an additional 372,500 shares of common stock in future years as part of a one million share repurchase plan that began in December 1997. Future common stock repurchases are subject to then existing market and general economic conditions.

At March 29, 1998, the Company has an $80,000 senior secured revolving line-of-credit which expires in June 2002. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants as of March 29, 1998.

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

ITEM 2. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to the statements made by securities analysts. In January 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under
Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market.
A trial date has been set for January 1999.

In addition to the above matters, the Company is involved in certain other litigation arising in the ordinary course of business.

Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See
Note 11 of the 1997 Consolidated Financial Statements included in Part II, Item 8 of the Company's Form 10-K Annual Report for the fiscal year ended December 28, 1997 for contingencies and environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders' meeting, which was held on May 5, 1998, the Company's shareholders elected the following six persons as directors to one-year terms: Ronald R. Budacz, Chairman and Chief Executive Officer, Carl R. Vertuca, Jr., Executive Vice President, Robert L. Brueck, Constantine S. Macricostas, Gerard T. Wrixon, Alexander W. Young. Not less than 22,373,207 shares were cast for each of the Directors.

The shareholders approved the proposal to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 45,000,000 to 90,000,000 shares. Voting in favor were 22,174,105, opposed were 266,093, abstaining were 117,677, and broker non-votes were zero.

The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors. Voting in favor were 22,279,530, opposed were 165,509, abstaining were 112,836, and broker non-votes were zero.

ITEM 6(a).   EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1     Amendment to the Restated Certificate of Incorporation.

10.1    Employment Agreement dated as of January 1, 1998 between The DII Group,
        Inc. and Dermott O'Flanagan.

10.2    Employment Agreement dated as of January 1, 1998 between Nortavod
        Corporation and Dermott O'Flanagan.

23.1    Report of Independent Accountants - Deloitte & Touche LLP.

27      Financial Data Schedule.

----------------


ITEM 6(b).  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE DII GROUP, INC.





Date:   May 12, 1998              By:/s/Carl R. Vertuca, Jr.
       -------------                 -----------------------
                                     Carl R. Vertuca, Jr.
                                     Executive Vice President - Finance,
                                     Administration and Corporate Development





Date:   May 12, 1998              By:/s/Thomas J. Smach
       -------------                 ------------------
                                     Thomas J. Smach
                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                         LOCATION OF EXHIBIT IN
NUMBER            DESCRIPTION                                                 SEQUENTIAL NUMBERING SYSTEM
-------           -----------                                                 ---------------------------
3.1     Amendment to the Restated Certificate of Incorporation.

10.1    Employment Agreement dated as of January 1, 1998 between The DII Group,
        Inc. and Dermott O'Flanagan.

10.2    Employment Agreement dated as of January 1, 1998 between Nortavod
        Corporation and Dermott O'Flanagan.

23.1    Report of Independent Accountants - Deloitte & Touche LLP.

27      Financial Data Schedule.