Form 10-Q
period 1998-06-28
DII GROUP INC
filed 1998-08-12
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 28, 1998

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

                            6273 Monarch Park Place
                             Niwot, Colorado 80503
             (Address and zip code of principal executive offices)

                                 (303) 652-2221
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
           CLASS                                          August 7, 1998
           -----                                          --------------
Common Stock, Par Value $0.01                               24,898,129

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except earnings per share)
                                  (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                        ---------------------------    -----------------------------
                                                                        JUNE 28, 1998  JUNE 29, 1997   JUNE 28, 1998   JUNE 29, 1997
                                                                        -------------  -------------   -------------   -------------

Net sales:
     Systems assembly and distribution                                  $     142,712        122,585        293,131         207,586
     Interconnect technologies                                                 46,123         26,711         96,831          48,911
     Other                                                                     33,103         34,801         67,350          64,680
                                                                        -------------  -------------   -------------   -------------
          Total net sales                                                     221,938        184,097        457,312         321,177

Cost of sales:
     Cost of sales                                                            188,796        151,418        390,728         262,318
     Non-recurring charges                                                         --             --         12,844              --
                                                                        -------------  -------------   -------------   -------------
          Total cost of sales                                                 188,796        151,418        403,572         262,318
                                                                        -------------  -------------   -------------   -------------

     Gross profit                                                              33,142         32,679         53,740          58,859

Selling, general and administrative expenses                                   19,384         18,189         38,560          34,326
Non-recurring charges                                                              --             --         41,156              --
Interest income                                                                  (677)          (156)        (1,604)           (398)
Interest expense                                                                4,669          1,720          9,388           3,420
Amortization of intangibles                                                     1,094            929          2,215           1,729
Other, net                                                                        169            581              1             674
                                                                        -------------  -------------   -------------   -------------

     Income (loss) before income taxes                                          8,503         11,416        (35,976)         19,108

Income tax expense (benefit)                                                    2,376          3,876        (10,056)          6,491
                                                                        -------------  -------------   -------------   -------------
     Net income (loss)                                                  $       6,127          7,540        (25,920)         12,617
                                                                        =============  =============   =============   =============


Earnings (loss) per common share:
     Basic                                                              $        0.24           0.31          (1.03)       0.52
     Diluted                                                            $        0.23           0.27          (1.03)       0.47


Weighted average number of common shares and equivalents outstanding:
     Basic                                                                     25,044         24,482         25,110      24,270
     Diluted                                                                   30,450         30,676         25,110      30,158


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except par value data)
                                  (Unaudited)

                                                                                JUNE 28,     DECEMBER 28,
                                                                                 1998            1997
                                                                              -----------    -----------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                $    79,783         85,067
     Accounts receivable, net                                                     114,263        132,590
     Inventories                                                                   65,551         74,059
     Other                                                                         11,123          8,535
                                                                              -----------    -----------
          Total current assets                                                    270,720        300,251

Property, plant and equipment, net                                                187,536        207,257
Intangible assets, net                                                             75,652         77,653
Other                                                                               7,952          7,568
                                                                              -----------    -----------
                                                                              $   541,860        592,729
                                                                              ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $    94,904         98,688
     Accrued expenses                                                              24,426         29,766
     Accrued interest payable                                                       4,825          4,688
     Current installments of long-term financing obligations                        5,381          6,491
                                                                              -----------    -----------
          Total current liabilities                                               129,536        139,633

Senior subordinated notes payable                                                 150,000        150,000
Convertible subordinated notes payable                                             86,247         86,250
Long-term financing obligations, excluding current installments                     3,015          6,545
Other                                                                               2,926          2,953

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                                    --             --
     Common stock, $0.01 par value; 90,000,000 shares
        authorized; 25,901,258 and 25,328,914 shares issued and
        24,858,758 and 25,136,414 shares outstanding                                  259            253
     Additional paid-in capital                                                   120,475        117,612
     Retained earnings                                                             84,183        110,103
     Treasury stock, at cost; 1,042,500 and 192,500 shares                        (20,367)        (4,209)
     Cumulative foreign currency translation adjustments                           (4,148)        (4,095)
     Deferred stock compensation                                                  (10,266)       (12,316)
                                                                              -----------    -----------
          Total stockholders' equity                                              170,136        207,348
                                                                              -----------    -----------
                                                                              $   541,860        592,729
                                                                              ===========    ===========


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                              ------------------------------
                                                                              JUNE 28, 1998    JUNE 29, 1997
                                                                              -------------    -------------
          Net cash provided by operating activities                           $      42,183           44,189
                                                                              -------------    -------------

Cash flows from investing activities:
     Payments for business acquisitions, net of cash acquired                            --           (7,939)
     Additions to property, plant and equipment                                     (33,572)         (46,156)
     Proceeds from sales of equipment                                                 3,800              916
                                                                              -------------    -------------

          Net cash used by investing activities                                     (29,772)         (53,179)
                                                                              -------------    -------------

Cash flows from financing activities:
     Payments to acquire treasury stock                                             (16,158)              --
     Repayments of long-term financing obligations                                   (4,643)          (8,368)
     Repayments of notes payable to sellers of businesses acquired                       --             (826)
     Proceeds from line-of-credit borrowings                                             --            5,660
     Proceeds from stock issued under stock plans                                     3,146            1,931
                                                                              -------------    -------------

          Net cash used by financing activities                                     (17,655)          (1,603)
                                                                              -------------    -------------

Effect of exchange rate changes on cash                                                 (40)              28
                                                                              -------------    -------------

          Net decrease in cash and cash  equivalents                                 (5,284)         (10,565)

Cash and cash equivalents at beginning of year                                       85,067           25,010
                                                                              -------------    -------------

Cash and cash equivalents at end of period                                    $      79,783           14,445
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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 28, 1997 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the six-month period ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Sunday nearest to December 31. Accordingly, fiscal 1997 comprised 52 weeks and ended on December 28, 1997 and fiscal 1998 will comprise 53 weeks and will end on January 3, 1999. The accompanying condensed consolidated financial statements are therefore presented as of and for the six month periods ended June 28, 1998 and June 29, 1997.

(2)  INVENTORIES

Inventories consisted of the following:

                             JUNE 28,     DECEMBER 28,
                               1998           1997
                            -----------   -----------
Raw materials               $    48,396        51,802
Work in process                  21,486        24,890
Finished goods                    2,294         2,839
                            -----------   -----------
                                 72,176        79,531
Less allowance                    6,625         5,472
                            -----------   -----------
                            $    65,551        74,059
                            ===========   ===========

The Company made provisions to the allowance for inventory impairment (including non-recurring charges, see Note 6) of $7,280 and $2,672 during the six months ended June 28, 1998 and June 29, 1997, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

(4)   COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation and environmental matters described in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. In April 1998, the Company entered into Consent Orders with the New York Department of Environmental Conservation concerning the performance of a remedial investigation/feasibility study with respect to environmental matters at a formerly owned facility in Kirkwood, New York, and a facility that is owned and leased out to a third party in Binghamton, New York. The ultimate outcome of the litigation and environmental matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying condensed consolidated financial statements.

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

The Company has approximately $14,000 of capital commitments as of June 28, 1998.

As of June 28, 1998, the Company has an $80,000 senior secured revolving line-of-credit which expires in June 2002. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of June 28, 1998, there were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants.

                      THE DII GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

(5)   STOCKHOLDERS' EQUITY

During the first half of 1998, the Company repurchased 850,000 shares of its common stock at a cost of $16,158. Since beginning its share repurchase plan in December 1997, the Company has repurchased 1,042,500 shares of its common stock at a cost of $20,367. The Company could repurchase an additional 957,500 shares of common stock in future periods as part of its share repurchase plan. Future common stock repurchases are subject to then existing market and general economic conditions.

(6)   NON-RECURRING CHARGES

In March 1998, the Company recognized a non-recurring charge of $54,000, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor ("Orbit"). The charge was primarily due to the impaired recoverability of certain sales contracts, inventory, intangible assets and fixed assets.

The DII Group purchased Orbit in August of 1996, and supported Orbit's previously made decision to replace its wafer fabrication facility (fab) with a higher technology fab. The transition to this 6-inch fab was originally scheduled for completion during the summer of 1997, but the changeover took longer than expected and was finally completed in January 1998.

The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry has been characterized by excess capacity that arose about the time Orbit was acquired, which has led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers migrated faster than expected to a technology in excess of Orbit's fabrication capabilities, which required Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this one-time charge to correctly size Orbit's asset base to allow its recoverability based upon its current business size.

The non-recurring charges consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value, (ii) $7,900 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues, and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations. The allowances established in connection with the non-recurring charge have been or are expected to be completely utilized in fiscal 1998. The original accrual estimates approximate the current estimates of the amounts reflected in the non-recurring charge.


(7)   COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at the beginning of fiscal year 1998. SFAS 130 establishes standards for reporting and display of comprehensive earnings and its components in general purpose financial statements. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative foreign currency translation adjustments. This

                      THE DII GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

(7)  COMPREHENSIVE INCOME, CONTINUED

statement requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display an amount representing total comprehensive income for the period in that financial statement. The adoption of this statement had no impact on the Company's net earnings or shareholders' equity. There were no material differences between net earnings (loss) and comprehensive income (loss) for the three and six months ended June 28, 1998, and June 29, 1997. The Company has accumulated other comprehensive losses at June 28, 1998 and June 29, 1997 which consisted of foreign currency translation adjustments of $4,148 and $3,933, respectively.

(8)   EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:

                                                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                                      ENDED                   ENDED
                                                                              --------------------    ----------------------
                                                                              JUNE 28,    JUNE 29,    JUNE 28,     JUNE 29,
                                                                                1998        1997        1998         1997
                                                                              ---------   ---------   ---------    ---------
BASIC EPS:
Net income (loss)                                                             $   6,127       7,540   $ (25,920)      12,617
                                                                              =========   =========   =========    =========
Weighted-average common shares outstanding                                       25,044      24,482      25,110       24,270
                                                                              =========   =========   =========    =========
Basic EPS                                                                     $    0.24        0.31   $   (1.03)        0.52
                                                                              =========   =========   =========    =========

DILUTED EPS:
Net income (loss)                                                             $   6,127       7,540   $ (25,920)      12,617
Plus income impact of assumed conversions:
    Interest expense (net of tax) on convertible
       subordinated notes                                                           776         776          --        1,552
    Amortization (net of tax) of debt issuance cost
       on convertible subordinated notes                                             65          65          --          130
                                                                              ---------   ---------   ---------    ---------
Net income (loss) available to common stockholders                            $   6,968       8,381   $ (25,920)      14,299
                                                                              =========   =========   =========    =========
Shares used in computation:
    Weighted-average common shares outstanding                                   25,044      24,482      25,110       24,270
    Shares applicable to exercise of dilutive options                               741       1,424        --          1,118
    Shares applicable to deferred stock compensation                                 68         170        --            170
    Shares applicable to convertible subordinated
       notes                                                                      4,597       4,600        --          4,600
                                                                              ---------   ---------   ---------    ---------
Shares applicable to diluted earnings                                            30,450      30,676      25,110       30,158
                                                                              =========   =========   =========    =========

Diluted EPS                                                                   $    0.23        0.27   $   (1.03)        0.47
                                                                              =========   =========   =========    =========

                      THE DII GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


(8)   EARNINGS (LOSS) PER SHARE, CONTINUED

For the six month period ended June 28, 1998, the common equivalent shares from common stock options and deferred stock compensation are excluded from the computation of diluted loss per share as their effect is antidilutive. Additionally, the convertible subordinated notes were antidilutive for the six month period ended June 28, 1998, and therefore not assumed to be converted for diluted loss per share computations.

(9)   PROPOSED ASSET ACQUISITION

In June 1998, the Company signed a Memorandum of Understanding with Hewlett-Packard Company ("HP") to acquire HP's Printed Circuit Organization ("PRCO") in Boeblingen, Germany for an amount which is currently under negotiation. Under the terms of the memorandum, the Company will acquire the printed circuit fabrication assets including certain intellectual property rights of the PRCO operation and offer employment to the current PRCO employees. The aggregate purchase price will not exceed the Company's existing cash reserves and line-of-credit availability as of June 28, 1998. If actual funds available from these sources are less than anticipated at the time of closing or the Company's capital needs are greater than anticipated, the Company may seek additional equity or debt financing. The Company's increased leverage could adversely affect its ability to obtain future financing on acceptable terms or to otherwise withstand adverse business and economic developments and compete effectively. The closing is subject to final purchase price negotiations, the completion of due diligence and other terms and conditions and is expected to occur in October 1998.

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

A.       OVERVIEW

The Company is a leading provider of electronics design and manufacturing services that operates through a global network of independent business units. These business units are uniquely linked to provide the following related products and services to original equipment manufacturers ("OEMs"): design and manufacture of custom microelectronics; design and manufacture of printed circuit boards; assembly of printed circuit boards; process tooling; machine tools; process automation equipment; in-circuit and functional test hardware and software; and final systems assembly and distribution. By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to develop long-term relationships with its customers, expand into new markets and enhance its profitability.

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

         Systems assembly and distribution--The Company assembles complex electronic circuits and provides final system configuration and distribution services (contract electronics manufacturing, or "CEM") through Dovatron International ("Dovatron").

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

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry (especially the semiconductor sector) in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry (especially the semiconductor sector) has historically been cyclical and subject to economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. These factors, which may affect the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse effect on the Company's operating results. The future success of the Company's businesses will depend largely upon its ability to enhance its existing products and services or to acquire new products and manufacturing processes in order to keep pace with changing technology and industry standards and meet the changing needs of customers. There can be no assurance that the Company will be able to keep pace with the rapidly changing technology trends. The introduction by competitors of new technologies or the emergence of new industry standards and customer requirements could render the Company's existing products and processes obsolete, unmarketable or no longer competitive.

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

At any given time, certain customers may account for significant portions of the Company's business. Hewlett Packard Company ("HP") and International Business Machines Corporation ("IBM") accounted for approximately 10% and 11% of net sales during the six months ended June 28, 1998, respectively. HP accounted for 12% of net sales during the six months ended June 29, 1997. No other customer accounted for more than 10% of net sales during the six months ended June 28, 1998 and June 29, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.       OVERVIEW, CONTINUED

The Company's top ten customers accounted for approximately 50% and 47% of net sales for the six months ended June 28, 1998 and June 29, 1997, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results.

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

B.       RESULTS OF OPERATIONS

Total net sales for the three months ended June 28, 1998 increased $37,841 (21%) to $221,938 from $184,097 for the comparable period in 1997. Total net sales for the six months ended June 28, 1998 increased $136,135 (42%) to $457,312 from $321,177 for the comparable period in 1997. The electronics industry is currently believed to be in a downturn, as evidenced by diminished product demand, accelerated erosion of average selling prices and over-capacity, the impact of which could reduce the historical growth rates experienced from the Company's existing customer base. Without the continuation of adding additional customers, the Company's results could be adversely affected.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

Systems assembly and distribution, which represented 64% of net sales for the three months ended June 28, 1998, increased $20,127 (16%) to $142,712 from $122,585 for the comparable period in 1997. Systems assembly and distribution, which represented 64% of net sales for the six months ended June 28, 1998, increased $85,545 (41%) to $293,131 from $207,586 for the corresponding period in 1997. These increases are primarily the result of the Company's ability to expand sales to its existing customer base as well as sales to new customers.

Interconnect technologies, which represented 21% of net sales for the three months ended June 28, 1998, increased $19,412 (73%) to $46,123 from $26,711 for the comparable period in 1997. Interconnect technologies, which represented 21% of net sales for the six months ended June 28, 1998, increased $47,920 (98%) to $96,831 from $48,911 for the corresponding period in 1997. These increases are primarily attributable to the August 1997 acquisition of the IBM Austin printed circuit board fabrication facility.

Net sales for the Company's other products and services for the three months ended June 28, 1998 decreased $1,698 (5%) to $33,103 from $34,801 for the comparable period in 1997. This decrease is primarily attributable to an electronics industry downturn (especially in the semiconductor industry), characterized by diminished product demand, accelerated erosion of average selling prices and over capacity. Net sales for the Company's other products and services for the six months ended June 28, 1998 increased $2,670 (4%) to $67,350 from $64,680 for the comparable period in 1997.

Gross profit for the three months ended June 28, 1998 increased $463 to $33,142 from $32,679 for the comparable period in 1997. Excluding non-recurring charges, gross profit for the six-month period ending June 28, 1998, increased $7,725 to $66,584 from $58,859 for the comparable period in 1997. The gross margin decreased to 14.9% for the three months ended June 28, 1998 as compared to 17.8% for the three months ended June 29, 1997. Excluding non-recurring charges, gross margin decreased to 14.6% for the six month period ended June 28, 1998 from 18.3% for the six month period ended June 29, 1997. The gross margin decreases were primarily the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings; (ii) delayed orders from several Multek customers which resulted in lower asset utilization; (iii) the incremental production from the Multek Austin high volume printed circuit board fabrication facility which carries lower gross margins than historical Multek quick-turn, high margin business; (iv) inefficiencies and yield problems at Orbit; and (v) an electronics industry downturn (especially in the semiconductor industry), characterized by diminished product demand, accelerated erosion of average selling prices and over capacity.

Selling, general and administrative (SG&A) expense increased $1,195 to $19,384 for the three months ended June 28, 1998 from $18,189 for the comparable period in 1997. The percentage of SG&A expense to net sales decreased to 8.7% for the three months ended June 28, 1998 from 9.9% for the three months ended June 29, 1997. The increase in absolute dollars was primarily attributable to: (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth; (ii) the addition of Multek's August 1997 acquisition of a high volume printed circuit board fabrication facility in Austin, Texas; and (iii) the increased SG&A associated with a 21% increase in net sales in the three months ended June 28, 1998 versus the comparable period in 1997. The percentage of SG&A expense to net sales decreased during the three months ended June 28, 1998 versus June 29, 1997 due to better absorption from the increase in revenues.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.       RESULTS OF OPERATIONS, CONTINUED

SG&A expense increased $4,234 to $38,560 for the six months ended June 28, 1998 from $34,326 for the comparable period in 1997. The percentage of SG&A expense to net sales decreased to 8.4% for the six months ended June 28, 1998 from 10.7% for the six months ended June 29, 1997. These dollar increases are related to (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth; (ii) the addition of the Multek Austin facility; and (iii) the increased SG&A associated with a 42% increase in net sales in the six months ended June 28, 1998 versus the comparable period in 1997. The percentage of SG&A expense to net sales decreased during the six months ended June 28, 1998 versus June 29, 1997 due to better absorption from the increase in revenues.

In March 1998, the Company recognized a non-recurring charge of $54,000, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The non-recurring charges consisted of
(i) $38,258 associated with the write-down of long-lived assets to fair value;
(ii) $7,900 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues; and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations.

Interest expense increased $2,949 to $4,669 for the three months ended June 28, 1998 from $1,720 for the comparable period in 1997. Interest expense increased $5,968 to $9,388 for the six months ended June 28, 1998 from $3,420 for the comparable period in 1997. This increase is primarily associated with the Company's issuance of $150,000 of 8.50% senior subordinated notes in September 1997.

Amortization expense increased $165 to $1,094 for the three months ended June 28, 1998 from $929 for the comparable period in 1997. Amortization expense increased $486 to $2,215 for the six months ended June 28, 1998 from $1,729 for the six months ended June 29, 1997. These increases are attributable to the amortization of debt issue costs associated with the senior subordinated notes issued in September 1997 and the amortization of the goodwill associated with the DSI and PCT acquisitions.

Other expense (net) decreased $412 for the three months ended June 28, 1998 and $673 for the six months ended June 28, 1998 from the comparable periods in 1997, due primarily to increased net gains realized on foreign currency transactions and reduced provisions for doubtful accounts.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 28% for the three and six month periods ended June 28, 1998. The Company's effective income tax rate was 34% for the three and six month periods ended June 29, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

C.       ACQUISITIONS

During the second quarter of 1997, the Company completed certain business combinations that are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired for these acquisitions, was $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions were immaterial. The cost in excess of net assets acquired from these acquisitions amounted to $9,133.

The acquisitions were accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

D.       FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of June 28, 1998 or June 29, 1997.

E.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At June 28, 1998, the Company had working capital of $141,184 and a current ratio of 2.1x compared to working capital of $160,618 and a current ratio of 2.2x at December 28, 1997. Cash and cash equivalents at June 28, 1998 were $79,783, a decrease of $5,284 from $85,067 at December 28, 1997. This decrease resulted primarily from cash used by financing and investing activities of $29,772 and $17,655, respectively, offset by cash provided from operations of $42,183.

The Company's net cash flows used by investing activities amounted to $29,772 and $53,179 for the six months ended June 28, 1998 and June 29, 1997, respectively. Capital expenditures amounted to $33,572 and $46,156 for the six months ended June 28, 1998 and June 29, 1997, respectively. The Company continues to invest in state-of-the-art, high-technology equipment which enables it to accept increasingly complex and higher-volume orders. The Company received proceeds of $3,800 and $916 from the sale of property, plant and equipment during the six months ended June 28, 1998 and June 29, 1997, respectively, to allow for the potential replacement of older property, plant and equipment with state-of-the-art, high-technology equipment.

As described above in Section C, Acquisitions, during the second quarter of 1997, the Company completed certain business combinations that are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired for these acquisitions, was $7,939.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

E.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

The Company's net cash flows used by financing activities amounted to $17,655 and $1,603 for the six months ended June 28, 1998 and June 29, 1997, respectively. The Company repaid $4,643 and $8,368 in long-term financing obligations in the six months ended June 28, 1998 and June 29, 1997, respectively. The Company received $3,146 and $1,931 in proceeds from stock issued under its stock plans in the six months ended June 28, 1998 and June 29, 1997, respectively.

During the six months ended June 28, 1998, the Company repurchased 850,000 shares of its common stock at a cost of $16,158. Since beginning its share repurchase plan in December 1997, the Company has repurchased 1,042,500 shares of its common stock at a cost of $20,367. The Company could repurchase an additional 957,500 shares of common stock in future periods as part of its share repurchase plan. Future common stock repurchases are subject to then existing market and general economic conditions.

In June 1998, the Company signed a Memorandum of Understanding with Hewlett-Packard Company ("HP") to acquire HP's Printed Circuit Organization ("PRCO") in Boeblingen, Germany for an amount which is currently under negotiation. Under the terms of the memorandum, the Company will acquire the printed circuit fabrication assets including certain intellectual property rights of the PRCO operation and offer employment to the current PRCO employees. The aggregate purchase price will not exceed the Company's existing cash reserves and line-of-credit availability as of June 28, 1998. If actual funds available from these sources are less than anticipated at the time of closing or the Company's capital needs are greater than anticipated, the Company may seek additional equity or debt financing. The Company's increased leverage could adversely affect its ability to obtain future financing on acceptable terms or to otherwise withstand adverse business and economic developments and compete effectively. The closing is subject to final purchase price negotiations, the completion of due diligence and other terms and conditions and is expected to occur in October 1998.

At June 28, 1998, the Company has an $80,000 senior secured revolving line-of-credit which expires in June 2002. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. There were no borrowings outstanding under the line-of-credit, and the Company was in compliance with all financial covenants as of June 28, 1998. For the six months ended June 29, 1997, the Company borrowed $5,660 from its line-of-credit.

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

The Company determines the amount of its accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

E.       LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

actual costs will not exceed amounts accrued or that costs will not be incurred with respect to sites as to which no problem is currently known. Further, there can be no assurance that additional environmental matters will not arise in the future.

See Note 4 to the condensed consolidated financial statements for a description of commitments, contingencies and environmental matters.

F.       YEAR 2000 ISSUE

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

Management has initiated a company-wide program to prepare its financial, manufacturing and other critical systems and applications for the year 2000. The program involves the Company's upper management as well as individuals from each of its operating companies. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. As of June 28, 1998, the Company had not expensed material amounts related to the Year 2000 issue. Although the Company's Year 2000 program is in various stages of completion across its operating companies, the Company anticipates it will have all modifications and replacements in place before the end of 1999. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1997, two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. The lawsuits purport to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claim violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaints seek compensatory and other damages as well as equitable relief. The Company filed motions to dismiss both amended complaints. The motion to dismiss the state court complaint has been denied, and the Company has filed its answer denying that it misled the securities market. The motion to dismiss the federal court complaint is still pending. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. The Company believes that the claims asserted in both actions are without merit and intends to defend against such claims vigorously. Discovery has commenced in the state court action and a trial date has been set for May 1999. No trial date has been set in the federal court action.

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

ITEM 6(a).   EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

                                          THE DII GROUP, INC.





Date:   August 11, 1998                   By:/s/Carl R. Vertuca, Jr.
        ---------------                      -----------------------
                                             Carl R. Vertuca, Jr.
                                             Executive Vice President - Finance,
                                             Administration and Corporate
                                             Development





Date:   August 11, 1998                   By:/s/Thomas J. Smach
        ---------------                      ------------------
                                             Thomas J. Smach
                                             Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                                                              LOCATION OF EXHIBIT IN
NUMBER            DESCRIPTION                                                     SEQUENTIAL NUMBERING SYSTEM
-------           -----------                                                     ---------------------------
23.1              Report of Independent Accountants - Deloitte & Touche LLP.

27                Financial Data Schedule.
