Form 10-Q
period 1998-09-27
DII GROUP INC
filed 1998-11-12
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 27, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
           CLASS                                           November 6, 1998
           -----                                           ----------------

Common Stock, Par Value $0.01                                 24,342,864

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except earnings per share)
                                   (Unaudited)


                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                            --------------------------            -------------------------
                                                          SEPT. 27, 1998   SEPT. 28, 1997      SEPT. 27, 1998    SEPT. 28, 1997
                                                          --------------   --------------      --------------    --------------
Net sales:
     Systems assembly and distribution                    $    131,016          141,503             424,147           349,089
     Interconnect technologies                                  43,964           34,228             140,795            83,139
     Other                                                      30,937           37,133              98,287           101,813
                                                          --------------   --------------      --------------    --------------
          Total net sales                                      205,917          212,864             663,229           534,041
Cost of sales:
     Cost of sales                                             173,895          179,562             564,623           441,880
     Non-recurring charges                                           -                -              12,844                 -
                                                          --------------   --------------      --------------    --------------
          Total cost of sales                                  173,895          179,562             577,467           441,880
                                                          --------------   --------------      --------------    --------------
     Gross profit                                               32,022           33,302              85,762            92,161

Selling, general and administrative expenses                    17,664           17,098              56,224            51,424
Non-recurring charges                                                -                -              41,156                 -
Interest income                                                   (613)            (256)             (2,217)             (654)
Interest expense                                                 4,910            2,504              14,298             5,924
Amortization of intangibles                                      1,168            1,033               3,383             2,762
Other, net                                                        (173)             245                (172)              919
                                                          --------------   --------------      --------------    --------------

     Income (loss) before income taxes                           9,066           12,678             (26,910)           31,786

Income tax expense (benefit)                                     2,534            2,723              (7,522)            9,214
                                                          --------------   --------------      --------------    --------------

     Net income (loss)                                    $      6,532            9,955             (19,388)           22,572
                                                          ==============   ==============      ==============    ==============
Earnings (loss) per common share:
     Basic                                                $       0.26             0.40               (0.78)             0.92
     Diluted                                              $       0.25             0.35               (0.78)             0.81
Weighted average number of common shares
  and equivalents outstanding:
     Basic                                                      24,775           25,058              25,004            24,533
     Diluted                                                    29,948           31,203              25,004            31,014

See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                                                                         SEPTEMBER 27,      DECEMBER 28,
                                                                             1998              1997
                                                                         -------------      ------------
                                  ASSETS
     Current assets:
          Cash and cash equivalents                                      $     63,270            85,067
          Accounts receivable, net                                            124,824           132,590
          Inventories                                                          68,062            74,059
          Other                                                                12,708             8,535
                                                                         -------------      ------------

               Total current assets                                           268,864           300,251

     Property, plant and equipment, net                                       235,708           207,257
     Intangible assets, net                                                    93,019            77,653
     Other                                                                      8,310             7,568
                                                                         -------------      ------------

                                                                         $    605,901           592,729
                                                                         =============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                                               $    103,547            98,688
          Accrued expenses                                                     30,611            29,766
          Accrued interest payable                                              2,988             4,688
          Current installments of long-term financing obligations               4,101             6,491
                                                                         -------------      ------------

               Total current liabilities                                      141,247           139,633

     Senior subordinated notes payable                                        150,000           150,000
     Convertible subordinated notes payable                                    86,247            86,250
     Long-term financing obligations, excluding current installments           53,196             6,545
     Other                                                                      1,647             2,953

     Commitments and contingent liabilities

     Stockholders' equity:
          Preferred stock, $0.01 par value; 5,000,000 shares
             authorized;  none issued                                               -                 -
          Common stock, $0.01 par value; 90,000,000 shares
             authorized; 25,757,006 and 25,328,914 shares issued and
             24,383,006 and 25,136,414 shares outstanding                         258               253
          Additional paid-in capital                                          121,837           117,612
          Retained earnings                                                    90,715           110,103
          Treasury stock, at cost; 1,374,000 and 192,500 shares               (25,290)           (4,209)
          Cumulative foreign currency translation adjustments                  (4,142)           (4,095)
          Deferred stock compensation                                          (9,814)          (12,316)
                                                                         -------------      ------------

               Total stockholders' equity                                     173,564           207,348
                                                                         -------------      ------------

                                                                         $    605,901           592,729
                                                                         =============      ============

See accompanying notes to condensed consolidated financial statements

                     THE D I I GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                  -------------------------
                                                                            SEPT. 27, 1998        SEPT. 28, 1997
                                                                          -------------------   --------------------

          Net cash provided by operating activities                       $           47,220                 41,660
                                                                          -------------------   --------------------

Cash flows from investing activities:
     Payments for business acquisitions, net of cash acquired                        (45,609)                (7,939)
     Additions to property, plant and equipment                                      (49,399)              (106,103)
     Proceeds from sales of equipment                                                  3,362                  2,578
                                                                          -------------------   --------------------

          Net cash used by investing activities                                      (91,646)              (111,464)
                                                                          -------------------   --------------------

Cash flows from financing activities:
     Payments to acquire treasury stock                                              (21,081)                     -
     Repayments of long-term financing obligations                                    (6,541)               (10,973)
     Repayments of notes payable to sellers of businesses acquired                         -                   (826)
     Proceeds from senior subordinated notes payable                                       -                150,000
     Debt issuance costs                                                                   -                 (4,934)
     Proceeds from line-of-credit borrowings                                          45,861                      -
     Proceeds from stock issued under stock plans                                      4,481                  6,064
                                                                          -------------------   --------------------

          Net cash provided by financing activities                                   22,720                139,331
                                                                          -------------------   --------------------

Effect of exchange rate changes on cash                                                  (91)                   (96)
                                                                          -------------------   --------------------

          Net increase (decrease) in cash and cash  equivalents                      (21,797)                69,431

Cash and cash equivalents at beginning of year                                        85,067                 25,010
                                                                          -------------------   --------------------

Cash and cash equivalents at end of period                                $           63,270                 94,441
                                                                          ===================   ====================

See accompanying notes to condensed consolidated statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of December 28, 1997 has been derived from the audited consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company").

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended December 28, 1997 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the nine-month period ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Sunday nearest to December 31. Fiscal 1997 comprised 52 weeks and ended on December 28, 1997 and fiscal 1998 will comprise 53 weeks and will end on January 3, 1999. The accompanying condensed consolidated financial statements are therefore presented as of and for the nine month periods ended September 27, 1998 and September 28, 1997.

(2)  INVENTORIES

Inventories consisted of the following:

                                                              SEPTEMBER 27,       DECEMBER 28,
                                                                   1998               1997
                                                              -------------       ------------
         Raw materials                                            $48,174            51,802
         Work in process                                           24,401            24,890
         Finished goods                                             3,568             2,839
                                                                  -------            ------
                                                                   76,143            79,531
         Less allowance                                             8,081             5,472
                                                                  -------            ------
                                                                  $68,062            74,059
                                                                  =======            ======

The Company made provisions to the allowance for inventory impairment (including non-recurring charges, see Note 6) of $7,322 and $2,676 during the nine months ended September 27, 1998 and September 28, 1997, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(3)  ACQUISITIONS

In August 1998, the Company acquired all of the stock of Greatsino Electronic Technology ("Greatsino"), a wholly owned subsidiary of Valenta Holdings Limited, a wholly owned subsidiary of Universal Appliances Limited, a Hong Kong Limited Corporation. Greatsino is a printed circuit board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $43,409. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. The fair value of the assets acquired, excluding cash acquired, amounted to $47,313 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

In July 1998, the Company completed a business combination that is immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, for the acquisition amounted to $2,200. The fair value of the assets acquired and liabilities assumed from this acquisition is immaterial.

During the second quarter of 1997, the Company completed certain business combinations that are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, amounted to $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions was immaterial. The cost in excess of net assets acquired through these acquisitions amounted to $9,133.

Each of the above acquisitions was accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

(4)  STOCKHOLDERS' EQUITY

During the nine month period ended September 27, 1998, the Company repurchased 1,181,500 shares of its common stock at a cost of $21,081. The Company could repurchase an additional 626,000 shares of common stock in future periods as part of its share repurchase plan, subject to certain restrictions under its Credit Agreement.

(5)  NON-RECURRING CHARGES

In March 1998, the Company recognized a non-recurring pre-tax charge of $54,000, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor ("Orbit"). The charge was primarily due to the impaired recoverability of certain sales contracts, inventory, intangible assets and fixed assets.

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

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(5)  NON-RECURRING CHARGES, CONTINUED

The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry has been characterized by excess capacity that arose about the time Orbit was acquired, which has led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers migrated faster than expected to a technology in excess of Orbit's fabrication capabilities, which required Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this non-recurring charge to correctly size Orbit's asset base to allow its recoverability based upon its current business size.

The non-recurring pre-tax charges consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value, (ii) $7,900 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues, and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations. The allowances established in connection with the non-recurring charge have been or are expected to be completely utilized in fiscal 1998. There are no material differences between the current amount of the accrual and the original estimates.


In October 1998, the Company announced its intention to exit semiconductor manufacturing. The Company will divest Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless strategy to complement Orbit's application-specific integrated circuit design, gate array conversion services, and mixed-signal design product lines. The Company is in discussions with certain potential acquirers of its wafer fabrication facility. If such discussions do not result in a firm agreement to sell the facility before the end of the fourth quarter, the Company plans to adopt an orderly exit strategy, which would result in the Fab closing by June 30, 1999. If the Fab is successfully sold, the Company will determine the financial impact of such a transaction once the terms of sale are known. If the Fab is closed, it would result in total nonrecurring after-tax charges in the fourth quarter of 1998 of approximately $15,000 to $18,000, consisting of approximately $11,000 to $13,000 of long-lived asset write-offs and $4,000 to $5,000 of primarily exit costs.

(6)  COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at the beginning of fiscal year 1998. SFAS 130 establishes standards for reporting and display of comprehensive earnings and its components in general purpose financial statements. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative foreign currency translation adjustments. This statement requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display an amount representing total comprehensive income for the period in that financial statement. The adoption of this statement had no impact on the Company's net earnings or shareholders' equity. There were no material differences between net earnings (loss) and comprehensive income (loss) for the three and nine months ended September 27, 1998, and September 28, 1997. The Company has accumulated other comprehensive losses at September 27, 1998 and December 28, 1997 which consisted of foreign currency translation adjustments of $4,142 and $4,095, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(7)  EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:

                                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                   ENDED                       ENDED
                                                           -----------------------    ------------------------
                                                           SEPT. 27,     SEPT. 28,      SEPT. 27,    SEPT. 28,
                                                              1998          1997          1998         1997
                                                           ---------   -----------    -----------   ----------
BASIC EPS:
Net income (loss)                                          $   6,532         9,955    $  (19,388)       22,572
                                                           =========   ===========    ===========   ==========
Weighted-average common shares outstanding                    24,775        25,058        25,004        24,533
                                                           =========   ===========    ===========   ==========
Basic EPS                                                  $    0.26          0.40     $   (0.78)         0.92
                                                           =========   ===========    ===========   ==========

DILUTED EPS:
Net income (loss)                                          $   6,532         9,955     $ (19,388)       22,572
Plus income impact of assumed conversions:
    Interest expense (net of tax) on convertible
      subordinated notes                                         776           776             -         2,328
    Amortization (net of tax) of debt issuance cost
      on convertible subordinated notes                           65            65             -           195
                                                           =========   ===========    ===========   ==========
Net income (loss) available to common stockholders         $   7,373        10,796    $  (19,388)       25,095
                                                           =========   ===========    ===========   ==========
Shares used in computation:
    Weighted-average common shares outstanding                24,775        25,058        25,004        24,533
    Shares applicable to exercise of dilutive options            558         1,299             -         1,635
    Shares applicable to deferred stock compensation              18           246             -           246
    Shares applicable to convertible subordinated notes        4,597         4,600             -         4,600
                                                           ---------   -----------    -----------   ----------
Shares applicable to diluted earnings                         29,948        31,203        25,004        31,014
                                                           =========   ===========    ===========   ==========

Diluted EPS                                                $    0.25          0.35    $    (0.78)         0.81
                                                           =========   ===========    ===========   ==========

For the nine month period ended September 27, 1998, the common equivalent shares from common stock options and deferred stock compensation are excluded from the computation of diluted loss per share as their effect is antidilutive. Additionally, the convertible subordinated notes were antidilutive for the nine month period ended September 27, 1998, and therefore not assumed to be converted for diluted loss per share computations.

(8)  SUBSEQUENT EVENT

On October 30, 1998, the Company completed its acquisition of Hewlett-Packard Company's Printed Circuit Organization's fabrication facility located in Boeblingen, Germany, pursuant to a Master Asset Purchase Agreement dated October 30, 1998. The acquired assets include property, plant and equipment,

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(8)  SUBSEQUENT EVENT, CONTINUED

working capital and certain intellectual property. The purchase price was approximately $89,900, subject to certain post-closing adjustments. The Company funded the purchase through a 5-year term loan with a syndicate of domestic and foreign banks as described in Note 9. The transaction will be accounted for as a purchase of assets.

(9)  COMMITMENTS AND CONTINGENCIES

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

The Company has approximately $10,000 of capital commitments as of September 27, 1998.

As of September 27, 1998, there was $45,861 in borrowings outstanding under the Company's $80,000 senior secured revolving line-of-credit facility. This credit facility required compliance with certain financial covenants and was secured by substantially all of the Company's assets. As of September 27, 1998, the Company was in compliance with all financial covenants. The Company has classified the borrowings in "Long-term financial obligations, excluding current installments" as the obligation matures June 30, 2002.

On October 30, 1998, the Company replaced its $80,000 senior secured revolving line-of-credit facility with a $210,000 Credit Agreement (the "Agreement") with a syndicate of domestic and foreign banks. The Credit Agreement provides for a $100,000 5-year term loan ("Term Loan"), and a $110,000 revolving line-of-credit facility ("Revolver"). The aggregate maturities of the Term Loan are as follows:
$16,000 in fiscal 1999, $18,000 in fiscal 2000, $20,000 in fiscal 2001, $22,000 in fiscal 2002 and $24,000 in fiscal 2003. The Revolver expires on November 1, 2003. Borrowings under the Agreement bear interest, at the Company's option, at either: (i) the Applicable Base Rate ("ABR") (as defined in the Agreement) plus the Applicable Margin for ABR Loans ranging between 0.00% and 0.75%, based on certain financial ratios of the Company, or (ii) the Eurodollar Rate (as defined in the Agreement) plus the Applicable Margin for Eurodollar Loans ranging between 1.00% and 2.25%, based on certain financial ratios of the Company.

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(9)  COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% per annum, based on certain financial ratios of the Company, of the unused commitment under the Revolver.

The loans are secured by substantially all of the Company's assets, and the Agreement contains certain restrictions on the Company's ability to (i) incur certain debt, (ii) create liens on its properties and assets, (iii) make certain investments and capital expenditures, (iv) merge or consolidate with other entities, (v) pay dividends or make distributions, (vi) repurchase or redeem common stock, or (vii) dispose of assets. The Agreement also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of consolidated funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), a minimum ratio of consolidated interest coverage, and minimum levels of consolidated net worth, as defined, during the term of the Agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, litigation, environmental matters, liquidity, capital expenditures and Year 2000 issues herein under "Part I Financial Information - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

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

In October 1998, the Company announced its intention to exit semiconductor manufacturing. See Note 5 of the Company's Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of its plan.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.   OVERVIEW, CONTINUED

With the above core competencies, the Company has the ability to provide customers with a total design and manufacturing outsourcing solution. The Company's ability to offer fully integrated solutions with value-added front-and back-end product and process development capabilities coupled with global volume assembly capabilities provides customers with significant speed-to-market and product cost improvements.

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

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry has historically been cyclical and subject to economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. These factors, which may affect the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse effect on the Company's operating results. The future success of the Company's businesses will depend largely upon its ability to enhance its existing products and services or to acquire new products and manufacturing processes in order to keep pace with changing technology and industry standards and meet the changing needs of customers. There can be no assurance that the Company will be able to keep pace with the rapidly changing technology trends. The introduction by competitors of new technologies or the emergence of new industry standards and customer requirements could render the Company's existing products and processes obsolete, unmarketable or no longer competitive.

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

At any given time, certain customers may account for significant portions of the Company's business. International Business Machines Corporation ("IBM") and Hewlett Packard Company ("HP") accounted for approximately 10% and 11% of net sales during the nine months ended September 27, 1998, respectively. HP accounted for 16% of net sales during the nine months ended September 28, 1997. No other customer accounted for more than 10% of net sales during the nine months ended September 27, 1998 and September 28, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

A.   OVERVIEW, CONTINUED

The Company's top ten customers accounted for approximately 49% of net sales for each of the nine months ended September 27, 1998 and September 28, 1997. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's operating results.

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

The Company has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design through the final assembly of finished products for OEM customers. The Company's acquisitions have enabled the Company to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. Acquisitions have also played an important part in expanding the Company's presence in the global electronics marketplace. By enhancing the Company's capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions have enabled the Company to enhance its competitive position as a leading provider of comprehensive outsourcing technology solutions.

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

B.   RESULTS OF OPERATIONS

Total net sales for the three months ended September 27, 1998 decreased $6,947 (3%) to $205,917 from $212,864 for the comparable period in 1997. Total net sales for the nine months ended September 27, 1998 increased $129,188 (24%) to $663,229 from $534,041 for the comparable period in 1997. The electronics industry was believed to be in a downturn for the bulk of fiscal 1998, as evidenced by diminished product demand, accelerated erosion of average selling prices and over-capacity, the impact of which could reduce the historical growth rates experienced by the Company's existing customer base.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.   RESULTS OF OPERATIONS, CONTINUED

Systems assembly and distribution, which represented 64% of net sales for the three months ended September 27, 1998, decreased $10,487 (7%) to $131,016 from $141,503 for the comparable period in 1997. Systems assembly and distribution, which represented 64% of net sales for the nine months ended September 27, 1998, increased $75,058 (22%) to $424,147 from $349,089 for the corresponding period in 1997. The decrease in systems assembly sales over the three month period ended September 27, 1998 is primarily related to reduced orders from certain product lines from some of the Company's major customers. The increases for the nine months ended September 27, 1998 are primarily the result of sales to new customers.

Interconnect technologies, which represented 21% of net sales for the three months ended September 27, 1998, increased $9,736 (28%) to $43,964 from $34,228 for the comparable period in 1997. Interconnect technologies, which represented 21% of net sales for the nine months ended September 27, 1998, increased $57,656 (69%) to $140,795 from $83,139 for the corresponding period in 1997. These increases are primarily attributable to the August 1997 acquisition of the IBM Austin printed circuit board fabrication facility, combined with the August 1998 Greatsino acquisition.

Net sales for the Company's other products and services for the three months ended September 27, 1998 decreased $6,196 (17%) to $30,937 from $37,133 for the comparable period in 1997. Net sales for the Company's other products and services for the nine months ended September 27, 1998 decreased $3,526 (4%) to $98,287 from $101,813 for the comparable period in 1997. These decreases are primarily attributable to the downturn in the semiconductor and machine tool industries, characterized by diminished product demand, accelerated erosion of average selling prices and over capacity.

Gross profit for the three months ended September 27, 1998 decreased $1,280 to $32,022 from $33,302 for the comparable period in 1997. Excluding non-recurring charges, gross profit for the nine month period ended September 27, 1998, increased $6,445 to $98,606 from $92,161 for the comparable period in 1997. The gross margin remained unchanged at 15.6% for the three months ended September 27, 1998 as compared to the three months ended September 28, 1997. Excluding non-recurring charges, gross margin decreased to 14.9% for the nine month period ended September 27, 1998 from 17.3% for the nine month period ended September 28, 1997. The gross margin decrease was primarily the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings; (ii) the incremental production from the Multek Austin high volume printed circuit board fabrication facility which carries lower gross margins than historical Multek high technology and quick-turn business; (iii) continued inefficiencies and yield problems at Orbit; and (iv) the continued electronics industry downturn (especially in the semiconductor and machine tool industries), characterized by diminished product demand, accelerated erosion of average selling prices and over capacity.

Selling, general and administrative (SG&A) expense increased $566 to $17,664 for the three months ended September 27, 1998 from $17,098 for the comparable period in 1997. The percentage of SG&A expense to net sales increased to 8.6% for the three months ended September 27, 1998 from 8.0% for the three months ended September 28, 1997. The increase in absolute dollars and the percentage of SG&A expense to net sales was primarily attributable to: (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative; (ii) the addition of Multek's August 1997 acquisition of a high volume printed circuit board fabrication facility in Austin, Texas; and (iii) lower sales in the current period versus the comparable prior year period.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.   RESULTS OF OPERATIONS, CONTINUED

SG&A expense increased $4,800 to $56,224 for the nine months ended September 27, 1998 from $51,424 for the comparable period in 1997. The percentage of SG&A expense to net sales decreased to 8.5% for the nine months ended September 27, 1998 from 9.6% for the nine months ended September 28, 1997. The dollar increase is related to (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth; (ii) the addition of the Multek Austin facility; and (iii) the 24% increase in net sales in the nine months ended September 27, 1998 versus the comparable period in 1997. The percentage of SG&A expense to net sales decreased during the nine months ended September 27, 1998 versus September 28, 1997 due to better absorption from the increase in revenues.

In March 1998, the Company recognized a non-recurring charge of $54,000, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The non-recurring pre-tax charges consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value; (ii) $7,900 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues; and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations.

Interest expense increased $2,406 to $4,910 for the three months ended September 27, 1998 from $2,504 for the comparable period in 1997. Interest expense increased $8,374 to $14,298 for the nine months ended September 27, 1998 from $5,924 for the comparable period in 1997. These increases are primarily associated with the Company's issuance of $150,000 of 8.50% senior subordinated notes in September 1997 and the borrowings in the current quarter on the Company's line-of-credit facility of $45,861.

Amortization expense increased $135 to $1,168 for the three months ended September 27, 1998 from $1,033 for the comparable period in 1997. Amortization expense increased $621 to $3,383 for the nine months ended September 27, 1998 from $2,762 for the nine months ended September 28, 1997. These increases are attributable to the amortization of debt issue costs associated with the senior subordinated notes issued in September 1997 and the amortization of the goodwill associated with the Company's acquisitions.

Other expense (net) decreased $418 for the three months ended September 27, 1998 and $1,091 for the nine months ended September 27, 1998 from the comparable periods in 1997, due primarily to increased net gains realized on foreign currency transactions and reduced provisions for doubtful accounts.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic state income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 28% for the three and nine month periods ended September 27, 1998. The Company's effective income tax rate was 21% and 29%, for the three and nine month periods ended September 28, 1997, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

C.   ACQUISITIONS

In August 1998, the Company acquired all of the stock of Greatsino Electronic Technology ("Greatsino"), a wholly owned subsidiary of Valenta Holdings Limited, a wholly owned subsidiary of Universal Appliances Limited, a Hong Kong Limited Corporation. Greatsino is a printed circuit board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $43,409. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. The fair value of the assets acquired, excluding cash acquired, amounted to $47,313 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

In July 1998, the Company completed a business combination that is immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, for the acquisition amounted to $2,200. The fair value of the assets acquired and liabilities assumed from this acquisition is immaterial.

During the second quarter of 1997, the Company completed certain business combinations that are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, amounted to $7,939. The fair value of the assets acquired and liabilities assumed from these acquisitions was immaterial. The cost in excess of net assets acquired through these acquisitions amounted to $9,133.

Each of the above acquisitions was accounted for as purchases with the results of operations from the acquired businesses included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

D.   FOREIGN CURRENCY EXPOSURE

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. As a result, the Company may experience transaction and translation gains and losses because of currency fluctuations. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of September 27, 1998 or September 28, 1997.

E.   LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At September 27, 1998, the Company had working capital of $127,617 and a current ratio of 1.9x compared to working capital of $160,618 and a current ratio of 2.2x at December 28, 1997. The decrease in working capital and current ratio is primarily attributable to (i) the use of cash to purchase shares under the share repurchase program and (ii) the decrease in accounts receivable and inventory attributable to lower sales in the quarter. Cash and

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

E.   LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

cash equivalents at September 27, 1998 were $63,270, a decrease of $21,797 from $85,067 at December 28, 1997. This decrease resulted primarily from cash used by investing activities of $91,646, offset by cash provided from operations and financing activities of $47,220 and $22,720, respectively.

The Company's net cash flows used by investing activities amounted to $91,646 and $111,464 for the nine months ended September 27, 1998 and September 28, 1997, respectively. Capital expenditures amounted to $49,399 and $106,103 for the nine months ended September 27, 1998 and September 28, 1997, respectively. The Company continues to invest in state-of-the-art, high-technology equipment which enables it to accept increasingly complex and higher-volume orders. The significant level of capital expenditures for the nine months ended September 28, 1997 is mainly attributable to the $46,064 acquisition of the IBM Austin printed circuit board fabrication facility combined with approximately $29,013 of additional capital equipment and leasehold improvements for Orbit's 6-inch,
0.6 micron process facility. The Company received proceeds of $3,362 and $2,578 from the sale of property, plant and equipment during the nine months ended September 27, 1998 and September 28, 1997, respectively, to allow for the potential replacement of older property, plant and equipment with state-of-the-art, high-technology equipment.

Payments for business acquisitions, net of cash acquired, amounted to $45,609 and $7,939 for the nine months ended September 27, 1998 and September 28, 1997, respectively. See Section C, Acquisitions, for a description of acquisitions.

The Company's net cash flows provided by financing activities amounted to $22,720 and $139,331 for the nine months ended September 27, 1998 and September 28, 1997, respectively. The Company repaid $6,541 and $10,973 in long-term financing obligations in the nine months ended September 27, 1998 and September 28, 1997, respectively. The Company received $4,481 and $6,064 in proceeds from stock issued under its stock plans in the nine months ended September 27, 1998 and September 28, 1997, respectively.

During the nine months ended September 27, 1998, the Company repurchased 1,181,500 shares of its common stock at a cost of $21,081. The Company could repurchase an additional 626,000 shares of common stock in future periods as part of its share repurchase plan, subject to certain restrictions under its Credit Agreement. In addition, the Company borrowed $45,861 from its line-of-credit facility during the nine months ended September 27, 1998 to fund its acquisition of Greatsino. During September 1997, the Company issued $150,000 of 8.50% senior subordinated notes. The proceeds from the issuance of the senior subordinated notes were used to repay the Company's outstanding advances against its line-of-credit. The line-of-credit advances were used for working capital purposes and to fund the Company's acquisition of the IBM Austin printed circuit board fabrication facility in August 1997.

During the nine months ended September 28, 1997, debt issue costs associated with the issuance of the senior subordinated notes and the Company's line-of-credit amounted to $4,934.

On October 30, 1998, the Company replaced its $80,000 senior secured revolving line-of-credit facility with a $210,000 Credit Agreement (the "Agreement") with a syndicate of domestic and foreign banks. The Credit Agreement provides for a $100,000 5-year term loan ("Term Loan"), and a $110,000 revolving line-of-credit facility ("Revolver"). The aggregate maturities of the Term Loan are as follows:
$16,000 in fiscal 1999, $18,000 in fiscal 2000, $20,000 in fiscal 2001, $22,000 in fiscal 2002 and $24,000 in fiscal 2003. The Revolver expires on November 1, 2003. Borrowings under the Agreement bear interest, at the Company's option, at either: (i) the Applicable Base Rate ("ABR") (as defined in the Agreement) plus the Applicable Margin for ABR Loans ranging between 0.00% and 0.75%, based on

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

E.   LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS, CONTINUED

certain financial ratios of the Company, or (ii) the Eurodollar Rate (as defined in the Agreement) plus the Applicable Margin for Eurodollar Loans ranging between 1.00% and 2.25%, based on certain financial ratios of the Company. The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% per annum, based on certain financial ratios of the Company, of the unused commitment under the Revolver.

Management believes that cash generated from operations, existing cash reserves, leasing capabilities, and the line-of-credit availability will be adequate to fund the Company's capital expenditure plans. The Company intends to continue its acquisition strategy and it is possible that future acquisitions may be significant. If available resources are not sufficient to finance the Company's acquisitions, the Company would be required to seek additional equity or debt financing.

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

See Note 9 to the condensed consolidated financial statements for a description of commitments, contingencies and environmental matters.

F.   OTHER MATTERS

In October 1998, the Company announced its intention to exit semiconductor manufacturing. The Company will divest Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless strategy to compliment Orbit's application-specific integrated circuit design, gate array conversion services, and mixed-signal design product lines. The Company is in discussions with certain potential acquirers of its wafer fabrication facility. If such discussions do not result in a firm agreement to sell the facility before the end of the fourth quarter, the Company plans to adopt an orderly exit strategy, which would result in the fab closing by June 30, 1999. If the fab is successfully sold, the Company will determine the financial impact of such a transaction once the terms of sale are known. If the fab is closed, it would result in total nonrecurring after-tax charges in the fourth quarter of 1998 of approximately $15,000 to $18,000, consisting of approximately $11,000 to $13,000 of long-lived asset write-offs and $4,000 to $5,000 of primarily exit costs.

G.   SUBSEQUENT EVENT

On October 30, 1998, the Company completed its acquisition of Hewlett-Packard Company's Printed Circuit Organization's fabrication facility located in Boeblingen, Germany, pursuant to a Master Asset Purchase Agreement dated October 30, 1998. The acquired assets include property, plant and equipment, working capital and certain intellectual property. The purchase price was approximately $89,900, subject to certain post-closing adjustments. The Company funded the purchase through a 5-year term loan with a syndicate of domestic and foreign banks as described in Note 9. The transaction will be accounted for as a purchase of assets.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

H.   YEAR 2000 ISSUE

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

Management has initiated a company-wide program to prepare its financial, manufacturing and other critical systems and applications for the Year 2000. The program involves the Company's upper management as well as individuals from each of its operating companies. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. Finally, the program involves testing the Year 2000 readiness of mission critical systems and developing contingency plans if those systems fail or if its customers or vendors fail to address the Year 2000 issue effectively.

The Company has completed a substantial portion of its inventory and assessment of software and hardware that may be affected by the Year 2000. Each operating company has identified those software programs and related hardware that are non-compliant and is in the process of developing remediation or replacement plans and establishing benchmark dates for completion of each phase of those plans. The Company anticipates that all mission critical software and hardware will be compliant by October 1999.

The Company has initiated formal communications with its significant suppliers, customers and critical business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces as the Year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

The program involves testing the Year 2000 readiness of mission critical systems. Because the Company has not begun testing of mission critical systems, and, accordingly, has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed Year 2000-specific contingency plans. The Company will develop such plans if the results of testing mission critical systems identify a business function at risk. In addition, as a normal course of business, the Company maintains and deploys contingency plans to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $5,000 has been allocated to address the Year 2000 issue, of which $1,054 has been incurred through September 27, 1998. The Company's aggregate cost estimate includes certain internal recurring costs but does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.


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

A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to the statements made by securities analysts. In January 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under
Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The parties have entered into a Memorandum of Understanding reflecting a proposed settlement of the action subject to final terms which are being negotiated.

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

ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
*2.1              Agreement relating to the sale and purchase of the share
                  in Valenta Holdings Limited, dated as of August 22,
                  1998. (incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K dated September 4, 1998.)

23.1              Report of Independent Accountants - Deloitte & Touche LLP.

27                Financial Data Schedule.

----------
* Schedules are not included and will be furnished supplementally to the Commission upon request.


ITEM 6(B).  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 27, 1998.

The following item was reported in the Form 8-K dated September 4, 1998:

Item 2. Acquisition or Disposition of Assets - The Company acquired all of the stock of Greatsino Electronic Technology, a wholly-owned subsidiary of Valenta Holdings Limited, a wholly-owned subsidiary of Universal Appliances Limited, a Hong Kong Limited Corporation. No financial statements were filed as part of such report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE DII GROUP, INC.





Date:   November 11, 1998          By:  /s/Carl R. Vertuca, Jr.
       ------------------               ----------------------------------------
                                        Carl R. Vertuca, Jr.
                                        Executive Vice President - Finance,
                                        Administration and Corporate Development





Date:   November 11, 1998           By:  /s/Thomas J. Smach
       ------------------                ---------------------------------------
                                         Thomas J. Smach
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                          LOCATION OF EXHIBIT IN
NUMBER            DESCRIPTION                                                 SEQUENTIAL NUMBERING SYSTEM
-------           -----------                                                 ---------------------------
*2.1              Agreement relating to the sale and purchase of the share
                  in Valenta Holdings Limited, dated as of August 22,
                  1998. (incorporated by reference to Exhibit 2.1 of the
                  Registrant's Report on Form 8-K dated September 4, 1998.)

23.1              Report of Independent Accountants - Deloitte & Touche LLP.

27                Financial Data Schedule.


----------
* Schedules are not included and will be furnished supplementally to the Commission upon request.