Form 10-K
period 1999-01-03
DII GROUP INC
filed 1999-03-19
CIK 899047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                         COMMISSION FILE NUMBER 0-21374
                              THE DII GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1224426
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)
   6273 MONARCH PARK PLACE, NIWOT, COLORADO                        80503
   (Address of principal executive offices)                      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 303-652-2221 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        TITLE OF EACH CLASS
                                        -------------------
                                   Common Stock, $0.01 par value
                   Series A Junior Participating Preferred Stock Purchase Rights

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held by non-affiliates based upon the closing price at March 1, 1999:
                                  $728,160,893

              Shares of common stock outstanding at March 1, 1999:
                                   30,659,406

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 1999 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding expected industry growth, prospective sales growth, new customers, integration of acquired businesses, contingencies, Year 2000 readiness, environmental matters and liquidity under "Part I, Item
1 -- Business," "Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item
8 -- Financial Statements and Supplementary Data." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are: general economic and business conditions; the Company's dependence on the electronics industry; changes in demand for the Company's products and services or the products of the Company's customers; the risk of delays or cancellations of customer orders; fixed asset utilization; the timing of orders and product mix; availability of components; competition; the risk of technological changes and of the Company's competitors developing more competitive technologies; the Company's dependence on certain important customers; the Company's ability to integrate acquired businesses; the Company's ability to manage growth; risks associated with international operations; the availability and terms of needed capital; risks of loss from environmental liabilities; and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

OVERVIEW

     The Company is a leading provider of electronics design and manufacturing services that operates through a global network of independent business units in North America, Europe, and Asia. These business units are uniquely linked to provide the following related core products and services to original equipment manufacturers ("OEMs"): custom semiconductor design; design and manufacture of printed wiring boards; assembly of printed circuit boards; final systems assembly ("box build"); and distribution. By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to differentiate its product and service offerings from those of its competitors, develop long-term relationships with its customers and enhance its profitability. Key customers of the Company include: 3Com Corporation, EMC Corporation, Hewlett-Packard Company ("Hewlett-Packard" or "HP"), International Business Machines Corporation ("IBM"), Lifescan, Inc. (a subsidiary of Johnson & Johnson), Motorola, Inc., Silicon Graphics, Inc., Symbios Logic, Inc., The Foxboro Company, Pace Micro Technology, Siemens Medical Systems, Inc., Mylex Corporation, Matrox Graphics, Inc., and The Square D Company.

     In addition, the Company offers the following products and services through its non-core business unit known as Process Technologies International ("PTI"): process tooling; machines tools; and process automation equipment. In March 1999, the Company sold the assets and business of its subsidiary, TTI Testron, Inc., a manufacturer of functional and in-circuit test fixtures. The Company is continuing with its initiative to divest this non-core business unit, in order to sharpen its focus on the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution. The Company does not believe that the sale of TTI Testron and other PTI businesses will result in any adverse impact on the Company's 1999 consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by less than 10%) until such time as the proceeds are reinvested back into the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution.

ACQUISITIONS AND PURCHASES OF MANUFACTURING FACILITIES

     The Company has actively pursued acquisitions and purchases of manufacturing facilities in furtherance of its strategy to be the fastest and most comprehensive global provider of custom electronics design and manufacturing services, ranging from microelectronics design through the fabrication, final assembly and distribution of printed circuits and finished products for customers. These acquisitions and manufacturing facility purchases have enabled the Company to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. Acquisitions and manufacturing facility purchases have also played an important part in expanding the Company's presence in the global electronics marketplace. Since 1994, the Company has made the following acquisitions and manufacturing facility purchases to expand its geographic presence and enhance its value-added design and manufacturing capabilities:

               TRANSACTION                       DATE               PRODUCTS OR SERVICES
               -----------                       ----               --------------------
Design and Semiconductor Services
Orbit Semiconductor, Inc.                    August 1996     Design and fabrication of custom
                                                             microelectronics products
Design Solutions, Inc.                        June 1997      Design and engineering of printed
                                                             circuit boards
Printed Wiring Boards
Printed wiring board manufacturing of HP     October 1998    High volume printed wiring board
  in Boeblingen, Germany                                     fabrication
Greatsino Electronic Technology (China)      August 1998     High volume printed wiring board
                                                             fabrication
Printed wiring board manufacturing assets    August 1997     High volume printed wiring board
  of IBM in Austin, TX                                       fabrication
Printed wiring board manufacturing assets   December 1995    Oversize complex multilayer printed
  of Unisys Corporation in Roseville, MN                     wiring boards and backpanel
                                                             fabrication
Multilayer Technology, Inc.                 September 1994   Quick-turn prototype complex
                                                             multilayer printed wiring board
                                                             fabrication
Systems Assembly and Distribution
Greatsino Electronic Technology (China)      August 1998     Assembly of printed circuit boards
Utes Electronika A.S. (Czech Republic)        July 1998      Assembly of printed circuit boards
                                                             and final systems assembly
CEM assets of The Square D Company          November 1995    Assembly of printed circuit boards
Sistemas Inteligentes Ceretronik, S.A. de     July 1994      Assembly of printed circuit boards
  C.V. (Mexico)
CEM business of The Thielen Group, Inc.        May 1994      Assembly of printed circuit boards
Process Technologies
Process Control Technologies, Inc.            April 1997     Process automation equipment for
                                                             printed circuit board assembly
Chemtech (UK) Limited                         April 1996     Quick-turn stencils

     By enhancing the Company's capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions have enabled the Company to enhance its competitive position as a leading provider of comprehensive outsourcing technology solutions.

INDUSTRY BACKGROUND

     As a result of the growing capital-intensive nature of the manufacturing process, coupled with the greater need for more sophisticated design, engineering and manufacturing processes, OEMs continue to increasingly outsource a broad range of manufacturing and related engineering services. OEMs utilize electronics outsourcing providers to:

          Reduce Time to Market. In an environment characterized by compressed product life cycles and rapid technological advances, OEMs must accelerate the time to bring products to market in order to remain competitive. By providing engineering, design and manufacturing expertise, electronics outsourcing providers can assist OEMs in the reduction of their time-to-market.

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

          Reduce Capital Investment. As electronic products have become more technologically advanced, the design and manufacturing processes have become increasingly automated, requiring significantly higher levels of investment in capital equipment, systems and infrastructure. Electronics outsourcing providers enable OEMs to gain access to advanced, leading-edge design and manufacturing expertise and technology, thereby reducing OEMs capital investment requirements.

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

          Improve Inventory Management and Purchasing Power. OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, compressed product life cycles, high levels of investment in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. By leveraging electronics outsourcing providers' inventory management expertise and volume procurement capabilities, OEMs can reduce production costs, improve control over inventory levels and increase their return on assets.

     The Company believes that many OEMs now view outsourcing as a strategic manufacturing solution, rather than a back-up source to in-house manufacturing capacity during peak periods.

     Industry information regarding the Company's three primary products and service offerings follows:

  Design and Semiconductor Services

     Competitive pressures are requiring manufacturers of electronic products to bring increasingly complex products to market rapidly. Cost reductions in electronic products are increasingly due to designs utilizing technology advances to reduce board size and the number of components attached.

     Customer requirements for improved functionality, performance, reliability, and lower cost are provided by Dii Technologies Design (formerly Design Solutions). Design services include printed circuit board and backpanel layout, design for manufacturability and test, and total life cycle planning and management. Design services also provide value to customers that have already launched products into the marketplace. This is accomplished through a redesign to minimize part counts and cost, printed wiring board size, and layer count.

     Electronic systems are generally comprised of three major types of digital integrated circuits: microprocessor, memory and logic. Microprocessors are used for control and computing tasks; memory devices are used to store program instructions and data; and logic devices are used to customize these processing and storage capabilities to a specific application.

     Logic circuits are found in virtually every electronic system. Logic circuits are utilized in a wide range of business and consumer applications including medical devices, computers, calculators, communications equipment, instruments, watches, automotive parts and defense-related products. Unlike processing and memory functions, most logic functions must be custom designed for each application in order to meet unique design requirements and to allow for differentiation of the particular end-product to provide advantages over the products of competitors. Although application specific standard products are effective in providing rapid time-to-market advantages, they typically do not allow system designers to provide product differentiation. As a result, system designers typically utilize application specific integrated circuits ("ASIC") that provide the specific logic component required for a specific electronic system. Dii Semiconductor (formerly Orbit Semiconductor) participates in the ASIC market by providing cost-effective gate array conversion and mixed-signal and silicon integration design services. Dii Semiconductor provides reduced cost and increased speed-to-market advantages to its customers by offering the following application-specific integrated circuit design services:

          - Conversion services from field programmable gate arrays ("FPGAs") to ASICs. These services focus on designs that utilize primarily digital signals, with only a small amount of analog signals.

          - Design services for mixed-signal ASICs. These services focus on designs that utilize primarily analog signals, with only a small amount of digital signals.

          - Silicon integration design services. These services utilize silicon design modules that are used to accelerate complex ASIC designs, including system-on-a-chip.

     Dii Semiconductor utilizes external foundry suppliers for its customers' silicon manufacturing requirements, thereby using a "fabless" manufacturing approach.

     By integrating the combined capabilities of design and semiconductor services, the Company can compress the time from product concept to market introduction and minimize product development costs.

  Printed Wiring Boards

     Printed wiring boards are the platforms used to interconnect the microprocessors, integrated circuits, capacitors, resistors, and other components critical to the operation of electronic products. Printed wiring boards are generally made of rigid fiberglass, rigid paper or thin flexible plastic. In recent years, the trend in the electronics industry has generally been to increase the speed and performance of components, while reducing their size. This advancement in component technology has driven the change in printed circuit board design to higher density printed circuits. Multek has invested in the advanced engineering systems and process equipment needed to meet these density requirements.

  Systems Assembly and Distribution

     The assembly of printed circuit boards involves the attachment of various electronic components, such as integrated circuits, capacitors, resistors, and processors to printed wiring boards. Low price and high quality are now considered to be entry level standards for companies in the industry. World class contract manufacturers have expanded their services beyond printed circuit board assembly and test to include both front-end services, such as design and engineering, materials management and fabrication; and back-end services, such as system assembly, integration and distribution/fulfillment. Successful contract manufacturers are becoming increasingly important in helping OEMs introduce new products faster, more frequently and with a greater number of features than in previous product generations. As a result, some production volumes are smaller and have shorter lead times for products targeted at specialized niche markets. The ability to provide OEMs with product design capabilities, quick-turn prototyping and complete high-volume solutions with distribution capabilities is critical to the success of the contract manufacturers' relationships with OEMs.

STRATEGY

     The Company's strategy is to capitalize on the growth in the electronics outsourcing industry by being the fastest and most comprehensive global provider of custom electronics design and manufacturing services. Key elements of the Company's strategy include:

          Acquisitions and Manufacturing Facility Purchases: The Company has actively pursued acquisitions and manufacturing facility purchases to expand its worldwide operations, enhance its technology offerings, increase its volume production capabilities, and diversify its customer base. The Company will selectively review the increasing number of opportunities to acquire manufacturing operations being sold by OEMs and aggressively pursue these opportunities where the Company's acquisition criteria are satisfied.

          Offer Comprehensive and Integrated Design and Manufacturing
     Solutions: The Dii Group leverages the technology capabilities of its three core business units to offer comprehensive and integrated design and manufacturing solutions to its customers. By offering a broad range of integrated products and services that extends from custom microelectronics design and outsourced production, through printed wiring board design and fabrication, to final systems assembly and in-circuit and functional testing, the Company is able to secure more fully integrated projects, which provide opportunities to enhance volume and profitability.

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

          Customer Relationships: The Company seeks to establish "partnerships" with its customers through involvement in the early stages of their product development by providing integrated design and manufacturing services. The Dii Group companies target customers in fast-growing industry sectors that require complex outsourcing solutions together with minimum time-to-market. This enhances the Company's ability to realize higher margins on its products and services.

          Global Presence: The Company offers design and manufacturing capabilities in the three major electronics markets of the world (North America, Europe and Asia). Through the Company's 1998 acquisition of Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China, and through the Company's purchase of Hewlett-Packard's fabrication facility located in Boeblingen, Germany, the Company expanded significantly its worldwide manufacturing capabilities. The Company believes that by offering its products and services in diverse geographic locations, the Company is better able to address its customers' needs of low cost, coordination of worldwide manufacturing requirements, shipping costs, and local content requirements.

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

PRODUCTS AND SERVICES

     The Company provides the following related products and services to customers in the global electronics manufacturing industry:

          Design and Semiconductor Services -- Through Dii Technologies, the Company provides printed circuit board and backpanel design services, as well as design for manufacturability and test and total life cycle planning.

          Through Dii Semiconductor, the Company provides the following application specific integrated circuit design services to its OEM customers:

          - Conversion services from field programmable gate arrays ("FPGAs") to ASICs. These services focus on designs that utilize primarily digital signals, with only a small amount of analog signals.

          - Design services for mixed-signal ASICs. These services focus on designs that utilize primarily analog signals, with only a small amount of digital signals.

          - Silicon integration design services. These services utilize silicon design modules that are used to accelerate complex ASIC designs, including system-on-a-chip.

          Dii Semiconductor utilizes external foundry suppliers for its customers' silicon manufacturing requirements, thereby using a "fabless" manufacturing approach.

          By integrating the combined capabilities of design and semiconductor services, the Company can compress the time from product concept to market introduction and minimize product development costs. The Company believes that its semiconductor design expertise provides it with a competitive advantage by enabling the Company to offer its customers reduced costs through the consolidation of components onto silicon chips.

          Printed Wiring Boards -- The Company manufactures high density, complex multilayer printed wiring boards and back panels through Multek.

          Systems Assembly and Distribution -- The Company assembles complex electronic circuits and provides final system assembly and distribution services on a high and low volume contract basis through Dovatron International ("Dovatron").

     With the above core competencies, the Company has the ability to provide customers with total design and manufacturing outsourcing solutions. The Company's ability to offer fully integrated solutions with value-added front-and back-end product and process development capabilities coupled with global volume assembly capabilities provides customers with significant speed-to-market and product cost improvements.

     In addition, the Company has a non-core business unit known as Process Technologies International ("PTI"). Through this business unit, the Company manufactures surface mount printed wiring board solder cream stencils through IRI International and Chemtech; and manufactures depaneling equipment and automated handling systems used in the printed circuit board assembly process through Cencorp Automation Systems. In March 1999, the Company sold the assets and business of its subsidiary, TTI Testron, Inc., a manufacturer of functional and in-circuit test fixtures. The Company is continuing with its initiative to divest this non-core business unit, in order to sharpen its focus on the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution. The Company does not believe that the sale of TTI Testron and other PTI businesses will result in any adverse impact on the Company's 1999 consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by less than 10%) until such time as the proceeds are reinvested back into the Company's core businesses of custom semiconductor design, design and fabrication of printed wiring boards, and systems assembly and distribution.

     See Note 13 of the Company's 1998 Consolidated Financial Statements included in Exhibit 13 of this Form 10-K for details concerning financial information regarding the Company's business segments.

MANUFACTURING

     The Company provides initial prototype and follow-on high volume manufacturing services primarily on a turnkey basis, where the Company purchases materials, and occasionally on a consignment basis, where the customer provides materials. The level of the Company's sales revenue is subject to significant shifting, based on whether orders are being filled on a turnkey or on a consignment basis. Because the Company obtains firm purchase orders from its customers, the customers typically bear the inventory cost risk associated with purchases of materials by the Company in connection with orders to be filled on a turnkey basis. Manufacturing information regarding the Company's core competencies follows:

  Design and Semiconductor Services

     The Company provides the electronics industry with complete printed circuit board design and layout services through Dii Technologies Design. Through its early involvement with product development, Dii Technologies Design's comprehensive review of design aspects assures that both mechanical and electrical considerations are integrated to achieve a high quality, cost effective product. In addition, Dii Technologies Design assesses customer designs for manufacturability and testability and provides engineering and design automation productivity software and advanced packaging solution consulting. By working closely with its customers, Dii Technologies Design gains an understanding as to the future requirements of OEMs. By integrating the design expertise of Dii Technologies Design with the Dii Group companies' other design and manufacturing services, the Dii Group offers its customers the ability to both minimize costs and shorten the time from development of the prototype design to volume manufacturing. The Company believes that the coordination of the various design and manufacturing stages under one "virtual" roof offers time and cost advantages that the customer could not achieve by coordinating these activities among different service providers.

     Additionally, the Company designs both in-circuit and functional test solutions for its customers through Dii Technologies Test. In-circuit test ensures that there is a proper electrical connection between the printed wiring board and each electronic component. Functional test verifies that the assembly will perform as designed in the field. Dii Technologies Test provides a key design component - one that ensures the Company's customers' requirements can be consistently met in the fabrication and assembly process.

     Dii Semiconductor provides ASIC design services but does not manufacture its products. The Company's products are manufactured using various semiconductor foundry wafer fabrication service providers. This enables the Company to take advantage of these suppliers' high volume economies of scale and access to advanced process technology. The Company believes that its semiconductor design expertise provides it with a competitive advantage by enabling the Company to offer its customers reduced costs through the consolidation of components onto silicon chips.

  Printed Wiring Boards

     Through Multek, the Company manufactures high density, complex multilayer printed wiring boards and back panels on either a quick-turn, pre-production or high-volume production basis. Quick-turn production typically requires lead times of three to seven days, and as short as 24 hours. This quick-turn prototype service is able to provide small test quantities to the product development groups of customers. Pre-production is the manufacture of limited quantities of printed wiring boards during the transition period from prototype to volume production. High-volume production is characterized by longer lead times and increased emphasis on lower cost as the product transitions to full-scale commercial production. Multek is one of only a few independent manufacturers that can respond to its customers' demands for an accelerated transition from prototype to volume production.

     The manufacture of multilayer printed wiring boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material into the holes to form the inter-layer electrical connections, and machining the panels to shape. Certain advanced interconnect products require additional application specific steps, including multiple imaging processes, cavity formation, and a higher level testing of impedance, capacitance, resistivity and inductance.

     Multilayering, which involves the placing of multiple layers of electrical circuitry on a single printed wiring board, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance the electrical signal must travel. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances.

     During 1997, Multek gained a key technology with the acquisition of the printed wiring board manufacturing assets of IBM in Austin, Texas. This technology, Surface Laminar Circuit (SLC), is a photo generated micro via capability that was licensed as a part of the transaction. This technology can be further developed to provide alternative packaging solutions to Multek's current and future customers, as well as providing entry into the wireless markets.

     Through the acquisition of Hewlett-Packard's printed wiring board fabrication facility located in Boeblingen, Germany in fiscal 1998, Multek acquired the technology to produce micro vias by laser ablation. This capability, in addition to Multek's photo micro via technology (SLC) in Austin, Texas, provides Multek's customers with proven high volume production capacity in both of the major high density interconnect (HDI) process solutions. The Company believes that it is the only interconnect provider with this level of experience and the potential for interchangeability of these leading micro via applications.

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

     In conjunction with its assembly activities, Dovatron also provides computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to the Company's ability to deliver high-quality products on a consistent basis. Dovatron's test capabilities include management defect analysis, environmental stress screening, in-circuit tests and functional tests. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. Dovatron also provides environmental stress tests of the board or system assembly.

     Dovatron employs a multi-disciplined engineering team, which provides design and manufacturing support to customers. In addition, Dovatron conducts design-for-manufacturability and design-for-testability reviews. When appropriate, Dovatron recommends design changes to reduce manufacturing costs and/or lead times, improve manufacturing yields, and enhance the ability to automate assembly.

     Dovatron offers sophisticated materials management and logistic capabilities. Materials management and logistics consists of the planning, procuring and warehousing of the components and materials used in the manufacturing process. The Company's worldwide volume procurement capabilities combined with negotiated commodity agreements ensure maximum leverage in reducing material costs. Actual procurement and scheduling is done at the manufacturing site level to ensure attentiveness to customer demands and satisfaction. Dovatron uses sophisticated automated MRP (Manufacturing Resources Planning) systems and enhanced EDI (Electronic Data Interchange) capabilities to ensure inventory control and optimization. Through its MRP system, Dovatron is provided instantaneous visibility to material availability and real-time tracking of work in process. The Company utilizes EDI with its customers and suppliers to implement a variety of supply chain management programs. EDI allows customers to share demand and product forecasts and deliver purchase orders while also assisting suppliers with just-in-time delivery and supplier-managed inventory. Dovatron's use of internal automated materials management systems and strategic relationships with key suppliers all ensure timely interface and responsiveness and overall customer satisfaction.

     Additionally, Dovatron offers systems assembly and distribution services to its customers. Systems assembly or box build, involves the assembly of higher level sub-systems and systems incorporating printed circuit boards into finished products. Distribution services include direct order fulfillment, which involves the direct shipment to the customers' distribution channels or in some cases, directly to the end user.

     Dovatron continues to expand its services beyond printed circuit board assembly and test to include both front-end services, such as engineering, materials management and fabrication, and back-end services, such as system assembly, integration and distribution/fulfillment. Quality remains a key focus and is critical to Dovatron's success. All of Dovatron's global manufacturing facilities are ISO 9002 certified.

MARKETING AND CUSTOMER PROFILE

     The Company markets its products and services through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of Company brochures, data sheets and technical information. Additionally, the Company participates in various industry trade shows on a regular basis. Individual products and services are marketed to customers though direct sales personnel and independent manufacturers' representatives. The Dii Group's sales and marketing functions link the Dii Group companies to provide fully integrated custom design and manufacturing solutions to its customers. Through the integration of design and manufacturing solutions offered by the Company's network of business units, the Dii Group companies provide customer-specific products and services that enable customers to compress the time from product concept to market introduction and minimize total manufacturing costs. The Company dedicates project managers to tailor the Dii Group companies' comprehensive spectrum of products and services around customers' specific requirements. By providing comprehensive and integrated design and manufacturing services, the Company believes that it is better able to differentiate its product and service offerings from those of its competitors, develop long-term relationships with its customers, and enhance profitability. The Company has established Dii Technology Centers in order to ensure a coordinated evolution of technology across the various Dii Group companies.

     The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Asia). The Company's operations located outside of the United States generated approximately 43%, 42%, and 25% of total net sales in fiscal 1998, 1997, and 1996, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political and economic instability. See Note 14 to the Company's 1998 Consolidated Financial Statements included in Exhibit 13 of this Form 10-K regarding financial information by geographic area.

     The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are office automation, mainframes and mass storage, data communications, computers and peripherals, telecommunications, industrial and instrumentation, and medical. The Company seeks to participate in the early stages of high velocity product development with customers in targeted, fast-growing industry sectors. A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence, and price competition. The factors affecting the electronics industry, in general, or any of the Company's major customers, in particular, could have a material adverse effect on the Company's operating results. The electronics industry has historically been cyclical and subject to significant economic downturns at various times, which have been characterized by diminished product demand, accelerated erosion of average selling prices, and over-capacity. The Company's customers also are subject to short product life cycles and pricing and margin pressures, which risks are in turn borne by the Company.

     At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard accounted for 10% and 17% of net sales in fiscal 1998 and 1997, respectively. IBM accounted for 10% of net sales in fiscal 1998. No other customer accounted for more than 10% of net sales during fiscal 1998, 1997, or 1996. The Company's top ten customers accounted for 48%, 50%, and 43% of net sales in fiscal 1998, 1997, and 1996, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a material adverse effect on the Company's operating results.

     Although management believes that the Company has a broad diversification of customers and markets, the Company has few material, firm, long-term commitments or volume guarantees from its customers. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's operating results. In the past, changes in customer orders have had a significant impact on the Company's results of operations due to corresponding changes in the level of overhead absorption.

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

     The Company competes against numerous domestic and foreign companies. The Company also faces competition from current and prospective customers who evaluate the Company's capabilities against the merits of manufacturing their products internally. Because of the Company's wide range of products and services, some of the Company's CEM competitors are also customers of the Company. As the Company continues to expand its operations, some of its CEM competitors may decide to place orders with companies with which they are in less direct competition. Certain of the Company's competitors have substantially greater design, engineering and manufacturing services, and financial, research and development, and marketing resources than the Company. To remain competitive, the Company will be required to continue to make substantial capital outlays to develop and provide technologically advanced design, engineering and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, compete favorably on the basis of price and provide access to worldwide manufacturing locations. In addition, the market for the Company's products and services is characterized by rapidly changing technology and continuing process development. Consequently, the Company's success depends upon its ability to develop and provide manufacturing services which meet its customers' changing requirements, maintain technological leadership, and successfully anticipate or respond to technological changes on a cost-effective and timely basis.

     Competition in the electronics outsourcing industry is based upon technology, service, design, engineering and manufacturing capability, quality, price, and the ability to deliver finished products on an expeditious and reliable basis. In order to differentiate itself in this intensely competitive market, the Company has adopted and pursues a strategy to be the fastest and most comprehensive global provider of custom electronics design and manufacturing services, ranging from microelectronics design through the fabrication, assembly and distribution of printed circuits and finished products for customers.

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

     The Company has joined together with other potentially responsible parties ("PRPs") to negotiate with the New York Department of Environmental Conservation ("NYDEC") concerning the performance of a remedial investigation/feasibility study ("RI/FS") at the Roblin Steel Site. In connection therewith, the Company executed the Roblin Steel Site Deminimus Contributors (PRP) Participation Agreement. The Company's share of the agreement is less than 2%. A Consent Order concerning the performance of a RI/FS was reached with the NYDEC in July of 1997.

     In April 1998, the Company entered into Consent Orders with the NYDEC concerning the performance of a RI/FS with respect to environmental matters at a formerly owned facility in Kirkwood, New York, and a facility that is owned and leased out to a third party in Binghamton, New York.

     The ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for the above environmental matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in its consolidated financial statements.

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

EMPLOYEES

     The Company employs approximately 7,900 employees worldwide, the majority of whom are engaged in manufacturing operations. Approximately 900 employees at the Cork, Ireland, Boeblingen, Germany, and Puebla, Mexico facilities are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

     The Company currently occupies the following facilities:

                                                               SQUARE     OWNED/
                 LOCATION BY BUSINESS UNIT                     FOOTAGE    LEASED
                 -------------------------                    ---------   ------
Design and Semiconductor Services
San Jose, California........................................     61,800   Leased(1)
Sunnyvale, California.......................................     50,300   Leased
                                                              ---------
                                                                112,100
                                                              ---------
Printed Wiring Boards:
Austin, Texas...............................................    696,000   Leased
Boeblingen, Germany.........................................    340,000    Owned
Fremont, California.........................................      3,200   Leased
Irvine, California..........................................     60,000    Owned
Roseville, Minnesota........................................     68,000   Leased
Santa Barbara, California...................................      5,000   Leased
Zhuhai, Guandong Province, China............................    144,000    Owned
                                                              ---------
                                                              1,316,200
                                                              ---------
Systems Assembly and Distribution:
Anaheim, California.........................................     63,000   Leased
Binghamton, New York........................................    110,000    Owned
Boulder, Colorado (Dovatron Corporate Headquarters).........      9,000   Leased
Brno, Czech Republic........................................    117,000    Owned
Clearwater, Florida.........................................     60,000    Owned
Clearwater, Florida.........................................    128,000    Owned(2)
Cork, Ireland...............................................     20,000   Leased
Cork, Ireland...............................................    100,000    Owned
Guadalajara, Mexico.........................................    127,000   Leased
Longmont, Colorado..........................................     70,000    Owned
Malacca, Malaysia...........................................     40,000   Leased
Puebla, Mexico..............................................     43,000    Owned
Puebla, Mexico..............................................     10,000   Leased
Zhuhai, Guandong Province, China............................    360,000    Owned(2)
Zhuhai, Guandong Province, China............................     76,000    Owned
                                                              ---------
                                                              1,333,000
                                                              ---------
Process Technologies:
Addison, Illinois...........................................     25,000   Leased
Buffalo Grove, Illinois.....................................     10,000   Leased
Essex, United Kingdom.......................................     14,000   Leased
Gardena, California.........................................      9,000   Leased
Johnson City, New York......................................     20,000   Leased
Lincoln, Rhode Island.......................................      5,400   Leased
Longmont, Colorado..........................................     31,400   Leased
Penang, Malaysia............................................      1,200   Leased
Singapore...................................................     12,700   Leased
                                                              ---------
                                                                128,700
                                                              ---------
Corporate Headquarters:
Niwot, Colorado.............................................     11,000    Owned
                                                              ---------
          Total.............................................  2,901,000
                                                              =========

---------------

(1) The Company terminated its lease of this facility in conjunction with the sale of its wafer fabrication facility in January 1999.

(2) Facilities are currently under construction.

     An additional facility of 50,000 square feet is located in Binghamton, New York and is being leased to a third party. The Company also leases small amounts of office space in Atlanta, Georgia and Philadelphia, Pennsylvania. The Company believes that its facilities are well maintained and suitable for their respective operations and have sufficient capacity to accommodate the expected growth of the Company in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In 1997 two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. The lawsuits purport to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April, 1996, through September 8, 1996, and claim violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaints seek compensatory and other damages, as well as equitable relief. The Company filed motions to dismiss both amended complaints. The motion to dismiss the state court complaint has been denied, and the Company has filed its answer denying that it misled the securities market. The motion to dismiss the federal court complaint is still pending. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. A May 1999 trial date for the state court action has been vacated, and a new trial date has not been set. No trial date has been set for the federal court action. Discovery has commenced in the state court action. The Company believes that the claims asserted in both actions are without merit and intends to defend vigorously against such claims.

     A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to statements made by securities analysts. In January 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages, as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The parties have entered into a Memorandum of Understanding reflecting a proposed settlement of the action subject to the final terms, which are being negotiated.

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

                                          BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
               NAME                 AGE    DURING THE PAST 5 YEARS; POSITIONS HELD WITH THE COMPANY
               ----                 ---   ----------------------------------------------------------
Ronald R. Budacz..................  52    Chairman of the Board and Chief Executive Officer of the
                                            Company since March 1993.
C.Y. Cheong.......................  43    Senior Vice President of the Company and President, The
                                            Dii Group Asia operations since May 1995; Managing
                                            Director of Dovatron Singapore from May 1993 until April
                                            1995.
Micheal Corkery...................  35    Senior Vice President of the Company and President, The
                                            Dii Group Europe since September 1997; Vice President and
                                            General Manager of Dovatron Ireland from January 1996
                                            until September 1997; Director of Operations of Dovatron
                                            Ireland, December 1993 until January 1996.
Mark D. Herbst....................  38    Senior Vice President of the Company and Senior Vice
                                            President of Corporate Sales and Marketing since May 1998,
                                            Vice President of the Company from February 1997 until
                                            May 1998; Group Vice President of Process Technologies
                                            from May 1995 until May 1998; Vice President/General
                                            Manager of IRI International from September 1990 until
                                            May 1995.
Dermott O'Flanagan................  47    Senior Vice President of the Company since March 1993;
                                            President of Dovatron International, Inc. since January
                                            1995; Managing Director of Dovatron Ireland Limited from
                                            March 1993 until January 1995.
Carl A. Plichta...................  48    Senior Vice President of the Company since March 1993;
                                            Senior Vice President of Materials and IS for Dovatron
                                            International, Inc. since January 1995; President of
                                            Dovatron Manufacturing New York (division of Dovatron
                                            International, Inc.) from March 1993 until January 1995.
Steven C. Schlepp.................  42    Senior Vice President of the Company and President of
                                            Multilayer Technology, Inc. since June 1996; President of
                                            Toppan West Incorporated, a wholly owned subsidiary of
                                            Toppan Printing Ltd., from January 1991 until June 1996.
Thomas J. Smach...................  38    Senior Vice President, Chief Financial Officer, and
                                            Treasurer since August 1997; Corporate Controller and Vice
                                            President of the Company from March 1994 until August
                                            1997; Certified Public Accountant with KPMG Peat Marwick
                                            LLP from 1982 until March 1994.
Ronald R. Snyder..................  42    Senior Vice President; President, Dii Semiconductor since
                                            May 1998; Senior Vice President of Sales and Marketing of
                                            the Company from March 1994 until May 1998; President of
                                            Dovatron Manufacturing Colorado (division of Dovatron
                                            International, Inc.) from March 1993 until March 1994.
Carl R. Vertuca, Jr. .............  52    Director since May 1993; Executive Vice
                                            President -- Finance, Administration and Corporate
                                            Development since August 1997; Chief Financial Officer
                                            of the Company from March 1993 until August 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "DIIG." The following table sets forth the high and low sale prices on the Nasdaq Stock Market for the shares of Common Stock traded for the following periods (adjusted to reflect two-for-one stock split effective September 2, 1997).

                                                              HIGH      LOW
                                                             ------    ------
1998
Fourth Quarter.............................................  $24.13      9.88
Third Quarter..............................................   18.75     11.88
Second Quarter.............................................   23.81     14.38
First Quarter..............................................   29.88     20.13
1997
Fourth Quarter.............................................  $33.50     18.00
Third Quarter..............................................   32.78     21.00
Second Quarter.............................................   22.13     11.09
First Quarter..............................................   14.75     10.19

     As of January 3, 1999, there were 1,901 record holders of the common stock. This figure does not reflect beneficial ownership of shares held in nominee name.

     The Company has never paid a cash dividend on its common stock and is restricted from paying dividends under the terms of its existing credit facility. The Company presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to this item is incorporated by reference to Selected Financial Data in the Company's 1998 Annual Report to Shareholders included in Exhibit 13 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders included in
Exhibit 13 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to this item is incorporated by reference to Quantitative and Qualitative Disclosures About Market Risk in the Company's 1998 Annual Report to Shareholders included in Exhibit 13 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data (included in Note 14 of the Notes to Consolidated Financial Statements), included in the Company's 1998 Annual Report to Stockholders, are hereby incorporated by reference, and are included in Exhibit 13 hereto:

     Independent Auditors' Reports
     Consolidated Statements of Operations
     Consolidated Balance Sheets
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     None of the "reportable events" described under Item 304 (a)(l)(v) of Regulation S-K occurred within the registrant's two most recent fiscal years and the subsequent interim periods preceding September 4, 1997.

     The audit reports of KPMG Peat Marwick LLP on the consolidated financial statements of The DII Group, Inc. and subsidiaries for the 52 weeks ended December 29, 1996 did not contain any adverse opinion, or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from KPMG Peat Marwick is attached as Exhibit 16.1.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "1. ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 1999 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation," "Employment Agreements," "Severance Compensation Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 1999 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing,
(i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, are not incorporated by reference herein or in any other filing of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 1999 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 1999 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) List of Financial Statements

     The following consolidated financial statements and Independent Auditors' Reports are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

          - Independent Auditors' Reports

          - Consolidated Statements of Operations

          - Consolidated Balance Sheets

          - Consolidated Statements of Stockholders' Equity

          - Consolidated Statements of Cash Flows

          - Notes to Consolidated Financial Statements

     (a)(2) List of Financial Statement Schedule

          - Independent Auditors' Reports.

          - Schedule II -- Valuation and Qualifying Accounts - For the fiscal years ending 1998, 1997 and 1996.

     (a)(3) List of Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger by and among The DII Group,
                            Inc., DII Merger Corp. and Orbit Semiconductor, Inc.,
                            dated as of June 9, 1996 (incorporated by reference to
                            Annex A to the Joint Proxy Statement/Prospectus contained
                            in the Registrant's Form S-4 Registration Statement, No.
                            333-6789)
          #2.2           -- Purchase Agreement, dated as of August 5, 1997, by and
                            among International Business Machines Corporation, a New
                            York corporation, Multilayer Tek, L.P., a Texas Limited
                            partnership and The DII Group, Inc., a Delaware
                            corporation (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Report on Form 8-K dated August 29,
                            1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.3           -- Exhibit A to Purchase Agreement -- Assignment and
                            Assumption Agreement (incorporated by reference to
                            Exhibit 2.2 of the Registrant's Report on Form 8-K dated
                            August 29, 1997)
          #2.4           -- Exhibit C to Purchase Agreement -- Lease (incorporated by reference to Exhibit 2.3 of the Registrant's Report on
                            Form 8-K dated August 29, 1997).
          #2.5           -- Exhibit E to Purchase Agreement -- Project Operations
                            Agreement (incorporated by reference to Exhibit 2.4 of
                            the Registrant's Report on Form 8-K dated August 29,
                            1997)
          *2.6           -- Exhibit F to Purchase Agreement -- Supply Agreement
                            (incorporated by reference to Exhibit 2.5 of the
                            Registrant's Report on Form 8-K dated August 29, 1997)
           2.7           -- Exhibit G to Purchase Agreement -- Bill of Sale
                            (incorporated by reference to Exhibit 2.6 of the
                            Registrant's Report on Form 8-K dated August 29, 1997).
           2.8           -- Exhibit H to Purchase Agreement -- Special Warranty Deed
                            (incorporated by reference to Exhibit 2.7 of the
                            Registrant's Report on Form 8-K dated August 29, 1997)
          #2.9           -- Agreement relating to the sale and purchase of the share in Valenta Holdings Limited, dated as of August 22, 1998
                            (incorporated by reference to Exhibit 2.1 of the
                            Registrant's Report on Form 8-K dated September 4, 1998)
         *#2.10          -- Master Asset Purchase Agreement, dated as of October 30,
                            1998, by and among Hewlett-Packard GmbH, a company
                            registered and incorporated under the laws of Germany,
                            Multilayer Technology GmbH & Co KG, a legal entity
                            registered and organized under the laws of Germany and
                            The DII Group, Inc., a Delaware corporation.
                            (incorporated by reference to Exhibit 2.1 of the
                            Registrant's Report on Form 8-K dated November 16, 1998)
          *2.11          -- Exhibit A to Master Asset Purchase Agreement -- Real
                            Estate Purchase and Sale Agreement (incorporated by
                            reference to Exhibit 2.2 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
          *2.12          -- Exhibit B to Master Asset Purchase Agreement -- Lease
                            (incorporated by reference to Exhibit 2.3 of the
                            Registrant's Report on Form 8-K dated November 16, 1998)
          #2.13          -- Exhibit C to Master Asset Purchase Agreement -- Division
                            Purchase Agreement (incorporated by reference to Exhibit
                            2.4 of the Registrant's Report on Form 8-K dated November
                            16, 1998)
          *2.14          -- Exhibit D to Master Asset Purchase
                            Agreement -- Technology License Agreement (incorporated
                            by reference to Exhibit 2.5 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
          *2.15          -- Exhibit E to Master Asset Purchase
                            Agreement -- Transition Services Agreement (incorporated
                            by reference to Exhibit 2.6 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
           2.16          -- Exhibit F to Master Asset Purchase Agreement -- New
                            Confidential Disclosure Agreement (incorporated by
                            reference to Exhibit 2.7 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
           3.1           -- Restated Certificate of Incorporation of Registrant,
                            together with the Certificate of Amendment of the
                            Restated Certificate of Incorporation of Registrant
                            (incorporated by reference to Exhibit 3.1 of the
                            Registrant's Form 10-K Annual Report for fiscal year
                            ended December 31, 1995, File No. 0-21374).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.2           -- Amendment to the Restated Certificate of Incorporation of
                            Registrant (incorporated by reference to Exhibit 3.1 of
                            the Registrant's Form 10-Q Quarterly Report for the
                            quarterly period ended March 29, 1998, File No. 0-21374).
           3.3           -- Restated Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K
                            Annual Report for fiscal year ended December 29, 1996,
                            File No. 0-21374)
           4.1           -- Indenture -- 8.50% Senior Subordinated Notes Due 2007
                            dated September 19, 1997 between the Registrant and The
                            Chase Manhattan Bank and Trust Company, National
                            Association, as trustee (incorporated by reference to
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended September 28, 1997, File No.
                            0-21374)
           4.2           -- Purchase Agreement -- 8.50% Senior Subordinated Notes Due
                            2007 dated September 16, 1997 between the Registrant and
                            Salomon Brothers Inc, Donaldson, Lufkin & Jenrette
                            Securities Corporation, and BT Alex. Brown Incorporated,
                            as the initial purchasers (incorporated by reference to
                            Exhibit 4.2 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended September 28, 1997, File No.
                            0-21374)
           4.3           -- Registration Rights Agreement, dated September 16, 1997 between the Registrant and Salomon Brothers Inc,
                            Donaldson, Lufkin & Jenrette Securities Corporation, and
                            BT Alex. Brown Incorporated, as the initial purchasers
                            (incorporated by reference to Exhibit 4.3 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 28, 1997, File No. 0-21374)
         +10.1           -- Form of Severance Agreement (incorporated by reference to
                            Exhibit 10.6 of the Registrant's Form 10 Registration
                            Statement, as amended, File No. 0-21374).
          10.2           -- Rights Agreement dated as of May 4, 1993, between The
                            Company and Norwest Bank Minnesota, N.A., as Rights Agent
                            (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Form S-1 Registration Statement, as amended,
                            No. 33-71138)
         +10.3           -- 1993 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 of the Registrant's Form S-1 Registration
                            Statement, as amended, No. 33-71138).
         +10.4           -- 1994 Stock Incentive Plan (incorporated by reference to
                            Exhibit 10.9 of the Registrant's Form 10-K Annual Report
                            for fiscal year ended December 31, 1993, File No.
                            0-21374)
         +10.5           -- 1994 Employee Stock Purchase Plan (incorporated by
                            reference to Exhibit 10.10 of the Registrant's Form 10-K
                            Annual Report for fiscal year ended December 31, 1993,
                            File No. 0-21374)
         +10.6           -- Savings and Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10
                            Registration Statement, as amended, File No. 0-21374)
         +10.7           -- Amendments to the Savings and Deferred Profit Sharing
                            Plan (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Form 10-K Annual Report for fiscal year
                            ended December 29, 1996, File No. 0-21374).
         +10.8           -- Dovatron Ireland Limited Defined Contribution Plan
                            (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Form 10 Registration Statement, as amended,
                            File No. 0-21374)
         +10.9           -- Form of Performance Share Agreement pursuant to the 1994
                            Stock Incentive Plan (incorporated by reference to
                            Exhibit 10.16 of the Registrant's Form 10-K Annual Report
                            for fiscal year ended December 31, 1994, File No.
                            0-21374)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +10.10          -- Non-Employee Directors' Stock Compensation Plan
                            (incorporated by reference to Exhibit B of the
                            Registrant's Proxy Statement for the Registrant's 1996
                            Annual Meeting of Stockholders, File No. 0-21374)
         +10.11          -- Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit A of the Registrant's Proxy
                            Statement for the Registrant's 1996 Annual Meeting of
                            Stockholders, File No. 0-21374)
         *10.12          -- Agreement dated as of February 17, 1997, by and between
                            Hewlett-Packard and Dovatron International, Inc.
                            (incorporated by reference to Exhibit 10.2 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
          10.13          -- The DII Group, Inc. Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.3 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
          10.14          -- The DII Group, Inc. Performance Share Agreement
                            (incorporated by reference to Exhibit 10.4 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
         +10.15          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Ronald R. Budacz (incorporated by
                            reference to Exhibit 10.5 of the Registrant's Form 10-Q
                            Quarterly Report for the quarterly period ended March 30,
                            1997, File No. 0-21374)
         +10.16          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Carl R. Vertuca, Jr.
                            (incorporated by reference to Exhibit 10.6 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
         +10.17          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Ronald R. Snyder (incorporated by
                            reference to Exhibit 10.7 of the Registrant's Form 10-Q
                            Quarterly Report for the quarterly period ended March 30,
                            1997, File No. 0-21374)
         +10.18          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Ronald R. Budacz (incorporated by reference to
                            Exhibit 10.9 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.19          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Carl R. Vertuca, Jr. (incorporated by reference to
                            Exhibit 10.10 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.20          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Ronald R. Snyder (incorporated by reference to
                            Exhibit 10.11 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.21          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Dermott O'Flanagan (incorporated by reference to
                            Exhibit 10.12 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.22          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Ronald R.
                            Budacz (incorporated by reference to Exhibit 10.3 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended September 28, 1997, File No. 0-21374).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +10.23          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Carl R.
                            Vertuca, Jr. (incorporated by reference to Exhibit 10.4
                            of the Registrant's Form 10-Q Quarterly Report for the
                            quarterly period ended September 28, 1997, File No.
                            0-21374).
         +10.24          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Ronald R.
                            Snyder (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended September 28, 1997, File No. 0-21374).
         +10.25          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Carl A. Plichta (incorporated by
                            reference to Exhibit 10.6 of the Registrant's Form 10-Q
                            Quarterly Report for the quarterly period ended September
                            28, 1997, File No. 0-21374)
         +10.26          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Carl A.
                            Plichta (incorporated by reference to Exhibit 10.7 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended September 28, 1997, File No. 0-21374).
         +10.27          -- Employment Agreement dated as of January 1, 1998 between
                            The DII Group, Inc. and Dermott O'Flanagan
         +10.28          -- Employment Agreement dated as of January 1, 1998 between
                            Nortavod Corporation and Dermott O'Flanagan
         #10.29          -- $180,000,000 Credit Agreement dated as of October 30,
                            1998 among The DII Group, Inc. and Subsidiary Borrowers
                            and The Chase Manhattan Bank, as Administrative Agent,
                            and Chase Securities Inc. as Arranger
         #10.30          -- $90,000,000 Credit Agreement dated as of October 30, 1998 among Multilayer Technology GmbH & Co. KG, as Borrower
                            and The Chase Manhattan Bank, as Administrative Agent,
                            and Chase Securities Inc. as Arranger
          13             -- Portions of the 1998 Annual Report to Shareholders is
                            incorporated by reference in Part II of the Annual Report
                            on Form 10-K.
          16.1           -- Letter dated September 10, 1997 from KPMG Peat Marwick
                            LLP to the Registrant (incorporated by reference to
                            Exhibit 16.1 of the Registrant's Report on Form 8-K dated
                            September 4, 1997)
          21.1           -- Subsidiaries of the Registrant
          23.1           -- Consent of Independent Auditors -- Deloitte & Touche LLP
          23.2           -- Consent of Independent Auditors -- KPMG
          27             -- Financial Data Schedule

---------------

* Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.

# Schedules were not included but will be furnished supplementally to the Commission upon request.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the Quarter ended January 3, 1999.

     The following item was reported in the Form 8-K dated November 13, 1998:

          Item 2. Acquisition or Disposition of Assets -- The Company completed its acquisition of Hewlett-Packard Company's Printed Circuit Organization's fabrication facility located in Boeblingen, Germany pursuant to a Master Asset Purchase Agreement dated as of October 30, 1998. No financial statements were filed as part of such report.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The DII Group, Inc.:

     Under date of January 28, 1997, we reported on the consolidated statements of income, stockholders' equity and cash flows of The DII Group, Inc. and subsidiaries (the Company) for the 52 weeks ended December 29, 1996, as contained in the annual report on Form 10-K for the fiscal year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II - Valuation and Qualifying Accounts, for the 52 weeks ended December 29, 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule for the 52 weeks ended December 29, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
January 28, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The DII Group, Inc.

     We have audited the consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and for the 53 and 52 weeks then ended, and have issued our report thereon dated January 28, 1999 (February 18, 1999 as to the redemption of convertible subordinated notes described in Note 6); such report and financial statements are included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of The DII Group, Inc. and subsidiaries for the 53 weeks ended January 3, 1999 and the 52 weeks ended December 28, 1997, listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules for the 53 weeks ended January 3, 1999 and the 52 weeks ended December 28, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Denver, Colorado
January 28, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THE DII GROUP, INC. AND SUBSIDIARIES
                    FOR THE FISCAL YEARS 1998, 1997 AND 1996
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                            COLUMN C
            COLUMN A                COLUMN B               ADDITIONS               COLUMN D      COLUMN E
----------------------------------------------------------------------------------------------------------
                                                     (1)             (2)
                                   BALANCE AT     CHARGED TO      CHARGED TO                    BALANCE AT
                                  BEGINNING OF    COSTS AND     OTHER ACCOUNTS    DEDUCTIONS      END OF
          DESCRIPTION                PERIOD        EXPENSES        DESCRIBE        DESCRIBE       PERIOD
----------------------------------------------------------------------------------------------------------
Allowance deducted from assets
  to which it applies:
  Allowance for doubtful
     accounts receivable:
     Fiscal 1998                     $2,893         2,657           2,086(2)        1,736(1)      5,900
     Fiscal 1997                      1,771         1,238              --             116(1)      2,893
     Fiscal 1996                      1,685           519              --             433(1)      1,771
  Allowance for doubtful notes
     receivable:
     Fiscal 1998                         --            --              --              --            --
     Fiscal 1997                         --            --              --              --            --
     Fiscal 1996                         --           204              --             204(1)         --
  Allowance for inventories:
     Fiscal 1998                      5,472         7,962           3,095(4)        7,061(3)      9,468
     Fiscal 1997                      5,392         3,253           1,100(4)        4,273(3)      5,472
     Fiscal 1996                      4,533         3,042              --           2,183(3)      5,392

---------------

(1) Uncollectible receivables written-off, net of recoveries.

(2) Reserves established for doubtful accounts receivable of acquired entities.

(3) Inventory write-offs.

(4) Reserves established for excess and obsolete inventory of acquired entities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The DII Group, Inc.
                                            (Registrant)

                                            By:     /s/ THOMAS J. SMACH
                                              ----------------------------------
                                              Thomas J. Smach
                                              Chief Financial Officer

Dated: March 18, 1999

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ RONALD R. BUDACZ                   Chairman and Chief Executive        March 18, 1999
-----------------------------------------------------    Officer (Principal Executive
                  Ronald R. Budacz                       Officer)

              /s/ CARL R. VERTUCA, JR.                 Executive Vice President and        March 18, 1999
-----------------------------------------------------    Director (Principal Financial
                Carl R. Vertuca, Jr.                     Officer)

                 /s/ THOMAS J. SMACH                   Chief Financial Officer and Senior  March 18, 1999
-----------------------------------------------------    Vice President
                   Thomas J. Smach                       (Principal Accounting Officer)

                /s/ ROBERT L. BRUECK                   Director                            March 18, 1999
-----------------------------------------------------
                  Robert L. Brueck

           /s/ CONSTANTINE S. MACRICOSTAS              Director                            March 18, 1999
-----------------------------------------------------
             Constantine S. Macricostas

             /s/ GERARD T. WRIXON, PH.D.               Director                            March 18, 1999
-----------------------------------------------------
               Gerard T. Wrixon, Ph.D.

               /s/ ALEXANDER W. YOUNG                  Director                            March 18, 1999
-----------------------------------------------------
                 Alexander W. Young

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           2.1           -- Agreement and Plan of Merger by and among The DII Group,
                            Inc., DII Merger Corp. and Orbit Semiconductor, Inc.,
                            dated as of June 9, 1996 (incorporated by reference to
                            Annex A to the Joint Proxy Statement/Prospectus contained
                            in the Registrant's Form S-4 Registration Statement, No.
                            333-6789)
          #2.2           -- Purchase Agreement, dated as of August 5, 1997, by and
                            among International Business Machines Corporation, a New
                            York corporation, Multilayer Tek, L.P., a Texas Limited
                            partnership and The DII Group, Inc., a Delaware
                            corporation (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Report on Form 8-K dated August 29,
                            1997)
           2.3           -- Exhibit A to Purchase Agreement -- Assignment and
                            Assumption Agreement (incorporated by reference to
                            Exhibit 2.2 of the Registrant's Report on Form 8-K dated
                            August 29, 1997)
          #2.4           -- Exhibit C to Purchase Agreement -- Lease (incorporated by reference to Exhibit 2.3 of the Registrant's Report on
                            Form 8-K dated August 29, 1997).
          #2.5           -- Exhibit E to Purchase Agreement -- Project Operations
                            Agreement (incorporated by reference to Exhibit 2.4 of
                            the Registrant's Report on Form 8-K dated August 29,
                            1997)
          *2.6           -- Exhibit F to Purchase Agreement -- Supply Agreement
                            (incorporated by reference to Exhibit 2.5 of the
                            Registrant's Report on Form 8-K dated August 29, 1997)
           2.7           -- Exhibit G to Purchase Agreement -- Bill of Sale
                            (incorporated by reference to Exhibit 2.6 of the
                            Registrant's Report on Form 8-K dated August 29, 1997).
           2.8           -- Exhibit H to Purchase Agreement -- Special Warranty Deed
                            (incorporated by reference to Exhibit 2.7 of the
                            Registrant's Report on Form 8-K dated August 29, 1997)
          #2.9           -- Agreement relating to the sale and purchase of the share in Valenta Holdings Limited, dated as of August 22, 1998
                            (incorporated by reference to Exhibit 2.1 of the
                            Registrant's Report on Form 8-K dated September 4, 1998)
         *#2.10          -- Master Asset Purchase Agreement, dated as of October 30,
                            1998, by and among Hewlett-Packard GmbH, a company
                            registered and incorporated under the laws of Germany,
                            Multilayer Technology GmbH & Co KG, a legal entity
                            registered and organized under the laws of Germany and
                            The DII Group, Inc., a Delaware corporation.
                            (incorporated by reference to Exhibit 2.1 of the
                            Registrant's Report on Form 8-K dated November 16, 1998)
          *2.11          -- Exhibit A to Master Asset Purchase Agreement -- Real
                            Estate Purchase and Sale Agreement (incorporated by
                            reference to Exhibit 2.2 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
          *2.12          -- Exhibit B to Master Asset Purchase Agreement -- Lease
                            (incorporated by reference to Exhibit 2.3 of the
                            Registrant's Report on Form 8-K dated November 16, 1998)
          #2.13          -- Exhibit C to Master Asset Purchase Agreement -- Division
                            Purchase Agreement (incorporated by reference to Exhibit
                            2.4 of the Registrant's Report on Form 8-K dated November
                            16, 1998)
          *2.14          -- Exhibit D to Master Asset Purchase
                            Agreement -- Technology License Agreement (incorporated
                            by reference to Exhibit 2.5 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *2.15          -- Exhibit E to Master Asset Purchase
                            Agreement -- Transition Services Agreement (incorporated
                            by reference to Exhibit 2.6 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
           2.16          -- Exhibit F to Master Asset Purchase Agreement -- New
                            Confidential Disclosure Agreement (incorporated by
                            reference to Exhibit 2.7 of the Registrant's Report on
                            Form 8-K dated November 16, 1998)
           3.1           -- Restated Certificate of Incorporation of Registrant,
                            together with the Certificate of Amendment of the
                            Restated Certificate of Incorporation of Registrant
                            (incorporated by reference to Exhibit 3.1 of the
                            Registrant's Form 10-K Annual Report for fiscal year
                            ended December 31, 1995, File No. 0-21374).
           3.2           -- Amendment to the Restated Certificate of Incorporation of
                            Registrant (incorporated by reference to Exhibit 3.1 of
                            the Registrant's Form 10-Q Quarterly Report for the
                            quarterly period ended March 29, 1998, File No. 0-21374).
           3.3           -- Restated Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K
                            Annual Report for fiscal year ended December 29, 1996,
                            File No. 0-21374)
           4.1           -- Indenture -- 8.50% Senior Subordinated Notes Due 2007
                            dated September 19, 1997 between the Registrant and The
                            Chase Manhattan Bank and Trust Company, National
                            Association, as trustee (incorporated by reference to
                            Exhibit 4.1 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended September 28, 1997, File No.
                            0-21374)
           4.2           -- Purchase Agreement -- 8.50% Senior Subordinated Notes Due
                            2007 dated September 16, 1997 between the Registrant and
                            Salomon Brothers Inc, Donaldson, Lufkin & Jenrette
                            Securities Corporation, and BT Alex. Brown Incorporated,
                            as the initial purchasers (incorporated by reference to
                            Exhibit 4.2 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended September 28, 1997, File No.
                            0-21374)
           4.3           -- Registration Rights Agreement, dated September 16, 1997 between the Registrant and Salomon Brothers Inc,
                            Donaldson, Lufkin & Jenrette Securities Corporation, and
                            BT Alex. Brown Incorporated, as the initial purchasers
                            (incorporated by reference to Exhibit 4.3 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 28, 1997, File No. 0-21374)
         +10.1           -- Form of Severance Agreement (incorporated by reference to
                            Exhibit 10.6 of the Registrant's Form 10 Registration
                            Statement, as amended, File No. 0-21374).
          10.2           -- Rights Agreement dated as of May 4, 1993, between The
                            Company and Norwest Bank Minnesota, N.A., as Rights Agent
                            (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Form S-1 Registration Statement, as amended,
                            No. 33-71138)
         +10.3           -- 1993 Stock Option Plan (incorporated by reference to
                            Exhibit 10.8 of the Registrant's Form S-1 Registration
                            Statement, as amended, No. 33-71138).
         +10.4           -- 1994 Stock Incentive Plan (incorporated by reference to
                            Exhibit 10.9 of the Registrant's Form 10-K Annual Report
                            for fiscal year ended December 31, 1993, File No.
                            0-21374)
         +10.5           -- 1994 Employee Stock Purchase Plan (incorporated by
                            reference to Exhibit 10.10 of the Registrant's Form 10-K
                            Annual Report for fiscal year ended December 31, 1993,
                            File No. 0-21374)
         +10.6           -- Savings and Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10
                            Registration Statement, as amended, File No. 0-21374)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +10.7           -- Amendments to the Savings and Deferred Profit Sharing
                            Plan (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Form 10-K Annual Report for fiscal year
                            ended December 29, 1996, File No. 0-21374).
         +10.8           -- Dovatron Ireland Limited Defined Contribution Plan
                            (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Form 10 Registration Statement, as amended,
                            File No. 0-21374)
         +10.9           -- Form of Performance Share Agreement pursuant to the 1994
                            Stock Incentive Plan (incorporated by reference to
                            Exhibit 10.16 of the Registrant's Form 10-K Annual Report
                            for fiscal year ended December 31, 1994, File No.
                            0-21374)
         +10.10          -- Non-Employee Directors' Stock Compensation Plan
                            (incorporated by reference to Exhibit B of the
                            Registrant's Proxy Statement for the Registrant's 1996
                            Annual Meeting of Stockholders, File No. 0-21374)
         +10.11          -- Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit A of the Registrant's Proxy
                            Statement for the Registrant's 1996 Annual Meeting of
                            Stockholders, File No. 0-21374)
         *10.12          -- Agreement dated as of February 17, 1997, by and between
                            Hewlett-Packard and Dovatron International, Inc.
                            (incorporated by reference to Exhibit 10.2 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
          10.13          -- The DII Group, Inc. Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.3 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
          10.14          -- The DII Group, Inc. Performance Share Agreement
                            (incorporated by reference to Exhibit 10.4 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
         +10.15          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Ronald R. Budacz (incorporated by
                            reference to Exhibit 10.5 of the Registrant's Form 10-Q
                            Quarterly Report for the quarterly period ended March 30,
                            1997, File No. 0-21374)
         +10.16          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Carl R. Vertuca, Jr.
                            (incorporated by reference to Exhibit 10.6 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended March 30, 1997, File No. 0-21374)
         +10.17          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Ronald R. Snyder (incorporated by
                            reference to Exhibit 10.7 of the Registrant's Form 10-Q
                            Quarterly Report for the quarterly period ended March 30,
                            1997, File No. 0-21374)
         +10.18          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Ronald R. Budacz (incorporated by reference to
                            Exhibit 10.9 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.19          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Carl R. Vertuca, Jr. (incorporated by reference to
                            Exhibit 10.10 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +10.20          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Ronald R. Snyder (incorporated by reference to
                            Exhibit 10.11 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.21          -- Amendment to the Senior Executive Severance Agreement
                            dated as of January 1, 1997 between The DII Group, Inc.
                            and Dermott O'Flanagan (incorporated by reference to
                            Exhibit 10.12 of the Registrant's Form 10-Q Quarterly
                            Report for the quarterly period ended March 30, 1997,
                            File No. 0-21374)
         +10.22          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Ronald R.
                            Budacz (incorporated by reference to Exhibit 10.3 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended September 28, 1997, File No. 0-21374).
         +10.23          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Carl R.
                            Vertuca, Jr. (incorporated by reference to Exhibit 10.4
                            of the Registrant's Form 10-Q Quarterly Report for the
                            quarterly period ended September 28, 1997, File No.
                            0-21374).
         +10.24          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Ronald R.
                            Snyder (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended September 28, 1997, File No. 0-21374).
         +10.25          -- Employment Agreement dated as of January 1, 1997 between
                            The DII Group, Inc. and Carl A. Plichta (incorporated by
                            reference to Exhibit 10.6 of the Registrant's Form 10-Q
                            Quarterly Report for the quarterly period ended September
                            28, 1997, File No. 0-21374)
         +10.26          -- First Amendment to Employment Agreement dated as of
                            August 12, 1997 between The DII Group, Inc. and Carl A.
                            Plichta (incorporated by reference to Exhibit 10.7 of the
                            Registrant's Form 10-Q Quarterly Report for the quarterly
                            period ended September 28, 1997, File No. 0-21374).
         +10.27          -- Employment Agreement dated as of January 1, 1998 between
                            The DII Group, Inc. and Dermott O'Flanagan
         +10.28          -- Employment Agreement dated as of January 1, 1998 between
                            Nortavod Corporation and Dermott O'Flanagan
         #10.29          -- $180,000,000 Credit Agreement dated as of October 30,
                            1998 among The DII Group, Inc. and Subsidiary Borrowers
                            and The Chase Manhattan Bank, as Administrative Agent,
                            and Chase Securities Inc. as Arranger
         #10.30          -- $90,000,000 Credit Agreement dated as of October 30, 1998 among Multilayer Technology GmbH & Co. KG, as Borrower
                            and The Chase Manhattan Bank, as Administrative Agent,
                            and Chase Securities Inc. as Arranger
          13             -- Portions of the 1998 Annual Report to Shareholders is
                            incorporated by reference in Part II of the Annual Report
                            on Form 10-K.
          16.1           -- Letter dated September 10, 1997 from KPMG Peat Marwick
                            LLP to the Registrant (incorporated by reference to
                            Exhibit 16.1 of the Registrant's Report on Form 8-K dated
                            September 4, 1997)
          21.1           -- Subsidiaries of the Registrant
          23.1           -- Consent of Independent Auditors -- Deloitte & Touche LLP
          23.2           -- Consent of Independent Auditors -- KPMG
          27             -- Financial Data Schedule

---------------

* Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.

# Schedules were not included but will be furnished supplementally to the Commission upon request.