Form 10-Q
period 1999-04-04
DII GROUP INC
filed 1999-05-17
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 4, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           OUTSTANDING AT
                  CLASS                                     May 10, 1999
                  -----                                     ------------
         Common Stock, Par Value $0.01                      29,468,973

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except earnings per share)
                                   (Unaudited)



                                                                         FOR THE FIRST QUARTER ENDED
                                                                        -----------------------------
                                                                        APR. 4, 1999    MAR. 29, 1998
                                                                        ------------    -------------

Net sales:
     Systems assembly and distribution                                  $    150,913         150,419
     Printed wiring boards                                                    71,321          50,708
     Other                                                                    25,234          34,247
                                                                        ------------    ------------
          Total net sales                                                    247,468         235,374

Cost of sales:
     Cost of sales                                                           209,539         201,932
     Non-recurring charges                                                        --          52,156
                                                                        ------------    ------------
          Total cost of sales                                                209,539         254,088
                                                                        ------------    ------------

     Gross profit (loss)                                                      37,929         (18,714)

Selling, general and administrative expenses                                  20,110          19,176
Non-recurring charges                                                             --           1,844
Interest income                                                                 (394)           (927)
Interest expense                                                               6,482           4,719
Amortization of intangibles                                                    1,295           1,121
Other, net                                                                       (14)           (168)
                                                                        ------------    ------------

     Income (loss) before income taxes                                        10,450         (44,479)

Income tax expense (benefit)                                                   1,567         (12,432)
                                                                        ------------    ------------

     Net income (loss)                                                  $      8,883         (32,047)
                                                                        ============    ============


Earnings (loss) per common share:
     Basic                                                              $       0.32           (1.27)
     Diluted                                                            $       0.31           (1.27)


Weighted average number of common shares and equivalents outstanding:
     Basic                                                                    27,352          25,303
     Diluted                                                                  30,477          25,303


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)



                                                                        APRIL 4,       JANUARY 3,
                                                                          1999           1999
                                                                      ------------    ------------
                                  ASSETS                              (Unaudited)

Current assets:
     Cash and cash equivalents                                        $     42,522          55,972
     Accounts receivable, net                                              144,480         153,861
     Inventories                                                            70,891          66,745
     Prepaid expenses                                                       13,214          11,570
     Other                                                                  11,560           7,249
                                                                      ------------    ------------

          Total current assets                                             282,667         295,397

Property, plant and equipment, net                                         328,122         326,226
Goodwill, net                                                               95,882          97,475
Debt issue costs, net                                                        7,388           9,319
Investments in minority owned entities                                      20,507              --
Other                                                                       18,044          18,892
                                                                      ------------    ------------

                                                                      $    752,610         747,309
                                                                      ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $    122,022         122,536
     Accrued expenses                                                       37,840          44,134
     Accrued interest payable                                                2,400           6,769
     Current portion of capital lease obligations                            2,421           5,617
     Current portion of long-term debt                                      23,086          29,031
                                                                      ------------    ------------
          Total current liabilities                                        187,769         208,087

Capital lease obligations, net of current portion                            1,488           1,820
Long-term debt, net of current portion                                     287,069         271,864
Convertible subordinated notes payable                                          --          86,235
Other                                                                        3,705           3,582

Commitments and contingent liabilities Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                             --              --
     Common stock, $0.01 par value; 90,000,000 shares
        authorized; 30,930,260 and 26,169,344 shares issued
       and 29,283,260 and 24,522,344 shares outstanding                        309             262
     Additional paid-in capital                                            211,367         124,410
     Retained earnings                                                     101,954          93,071
     Treasury stock, at cost; 1,647,000 shares                             (28,544)        (28,544)
     Accumulated other comprehensive loss                                   (4,254)         (4,139)
     Deferred compensation                                                  (8,253)         (9,339)
                                                                      ------------    ------------

          Total stockholders' equity                                       272,579         175,721
                                                                      ------------    ------------

                                                                      $    752,610         747,309
                                                                      ============    ============

     See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                     FOR THE FIRST QUARTER ENDED
                                                                    -----------------------------
                                                                    APR. 4, 1999    MAR. 29, 1998
                                                                    ------------    -------------

          Net cash provided (used) by operating activities          $      4,843            (585)
                                                                    ------------    ------------

Cash flows from investing activities:
     Additions to property, plant and equipment                          (21,342)        (15,153)
     Proceeds from sales of property, plant and equipment                  9,104           3,352
     Proceeds from business divestitures                                  12,000              --
     Investments in minority owned entities                              (20,507)             --
                                                                    ------------    ------------

          Net cash used by investing activities                          (20,745)        (11,801)
                                                                    ------------    ------------

Cash flows from financing activities:
     Payments to acquire treasury stock                                       --          (9,170)
     Repayments of capital lease obligations                              (3,528)         (1,235)
     Repayments of long-term debt                                        (15,504)         (2,044)
     Long-term debt borrowings                                            20,000              --
     Proceeds from stock issued under stock plans                          1,568           2,834
     Other                                                                  (101)             --
                                                                    ------------    ------------

          Net cash provided (used) by financing activities                 2,435          (9,615)
                                                                    ------------    ------------

Effect of exchange rate changes on cash                                       17             (29)
                                                                    ------------    ------------

          Net decrease in cash and cash  equivalents                     (13,450)        (22,030)

Cash and cash equivalents at beginning of period                          55,972          85,067
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $     42,522          63,037
                                                                    ============    ============


See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of January 3, 1999 has been derived from the audited consolidated financial statements of The DII Group, Inc. and subsidiaries (the "Company").

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended January 3, 1999 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three-month period ended April 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

The Company's fiscal year consists of either a 52-week or 53-week period ending on the Sunday nearest to December 31. Fiscal 1998 comprised 53 weeks and ended on January 3, 1999 and fiscal 1999 will comprise 52 weeks and will end on January 2, 2000. The accompanying condensed consolidated financial statements are therefore presented as of and for the quarters ended April 4, 1999 and March 29, 1998, both of which are 13-week periods.

(2)  INVENTORIES

Inventories consisted of the following:


                                    APRIL 4,     JANUARY 3,
                                     1999           1999
                                 ------------   ------------

Raw materials                    $     44,311         44,669
Work in process                        31,875         24,922
Finished goods                          3,627          6,622
                                 ------------   ------------
                                       79,813         76,213
Less allowance                          8,922          9,468
                                 ------------   ------------
                                 $     70,891         66,745
                                 ============   ============

The Company made provisions to the allowance for inventory impairment (including non-recurring charges, see Note 7) of $40 and $6,028 during the quarters ended April 4, 1999 and March 29, 1998, respectively.

(3) BUSINESS COMBINATIONS, ASSET PURCHASES AND STRATEGIC INVESTMENTS

In August 1998, the Company acquired Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $51,795. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

The cost of the acquisition has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Goodwill is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than June 2001. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $5,000 for contingent purchase price adjustments during the quarter ended April 4, 1999. There were no contingent purchase price adjustments during the quarter ended March 29, 1998.

The above acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

In October 1998, the Company acquired Hewlett-Packard Company's ("HP") printed wiring board fabrication facility located in Boeblingen, Germany, and its related production equipment, inventory and other assets for a purchase price of approximately $89,900. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

During the first quarter of fiscal 1999, the Company made two strategic minority investments amounting to $20,507. First, the Company entered into a joint venture with Virtual IP Group ("VIP"), a complex integrated circuit design company with locations in Hyderabad, India and Sunnyvale, California. The Company acquired a 49% interest in VIP for approximately $5,007. The Company accounts for its investment in VIP under the equity method.

The Company also acquired a minority interest in a subsidiary that is primarily owned by Capetronic, a Hong Kong publicly traded company, through the purchase of preferred stock for approximately $15,500. The preferred stock can be exchanged into common stock of Capetronic at any price above $4.80 Hong Kong ("HK") per share any time after 15 months from the date of agreement. Additionally, any time after 15 months Capetronic can force conversion at $10 HK per share. The Company accounts for its investment under the cost method. Through this strategic partnership, the Company has obtained the rights to manufacture the majority of the set-top boxes for the delivery of video entertainment, data and educational materials to the Mandarin Chinese-speaking markets in China, Singapore, Taiwan and Hong Kong.

(4) DIVESTITURES

The Company has undertaken an initiative to divest of its non-core business unit known as Process Technologies International ("PTI"). PTI is a group of manufacturing companies that produce equipment and tooling used in the printed circuit board assembly process. The Company is divesting of this non-core business unit in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribution.

In March 1999, the Company completed the divestiture of TTI Testron, Inc., its subsidiary that manufactures in-circuit and functional test hardware and software. The Company received cash proceeds from the sale amounting to $12,000, which approximated the book value of the disposed assets.

(5) LONG-TERM DEBT

Long-term debt was comprised of the following:


                                                            APRIL 4,       JANUARY 3,
                                                              1999           1999
                                                          ------------   ------------

Senior subordinated notes                                 $    150,000        150,000
Bank term loan                                                  96,000        100,000
Outstanding under line-of-credit                                57,500         37,500
Notes payable to sellers of businesses acquired                  6,373         11,550
Other                                                              282          1,845
                                                          ------------   ------------
     Total long-term debt                                      310,155        300,895
Less current portion                                            23,086         29,031
                                                          ------------   ------------
     Long-term debt, net of current portion               $    287,069        271,864
                                                          ============   ============

(6) CONVERTIBLE SUBORDINATED DEBT

As of February 18, 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101. Stockholders' equity was increased by the full amount of the convertible subordinated notes less the unamortized issuance costs. The conversion was a non-cash addition to stockholders' equity during the first quarter of fiscal 1999.

(7) NON-RECURRING CHARGES

During fiscal 1998, the Company recognized non-recurring pre-tax charges of $76,636, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999 and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $54,000 and $22,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $52,156 of the non-recurring pre-tax charges had been classified as a component of cost of sales in the first quarter 1998.

The Company purchased Orbit in August of 1996, and, as a precondition to the merger, supported Orbit's previously made decision to replace its wafer fabrication facility (fab) with a higher technology fab. The transition to the 6-inch fab was originally scheduled for completion during the summer of 1997, but the changeover took longer than expected and was finally completed in January 1998.

The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry was characterized by excess capacity that arose about the time Orbit was acquired, which led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers migrated faster than expected to a technology in excess of Orbit's fabrication capabilities, requiring Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this first quarter 1998 charge to correctly size Orbit's asset base to allow its recoverability based upon its then current business size.

The first quarter 1998 non-recurring charge included approximately $38,258 for the write-down of long-lived assets to fair value. The fair value of these assets was based on estimated market value at the date of the charge. These assets primarily related to the property, plant and equipment. This amount was classified as a component of cost of sales.

Additionally, the first quarter 1998 non-recurring charge included approximately $7,900 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental sales returns and allowances, primarily resulting from the fab changeover quality issues. This amount was classified as a component of cost of sales.

The first quarter 1998 non-recurring pre-tax charge also included approximately $7,842 primarily associated with inventory write-downs. This write-down primarily resulted from excess inventory created by deciding to downsize operations.

As previously stated, the Company subsequently decided to sell the manufacturing facility (which occurred in January 1999). This decision resulted in an additional non-recurring pre-tax charge in the fourth quarter of 1998 of $22,636. As of April 4, 1999, the Company has paid all employee termination costs associated with its exit from the fab. Included in accrued expenses at April 4, 1999 is $500 related to allowances for sales returns and $1,439 of other items such as litigation, environmental clean-up costs and other facility exit costs. These remaining accruals relate to the charge taken in the fourth quarter of fiscal 1998 and, in management's opinion, are adequate and are expected to be paid out during fiscal 1999.

(8) COMPREHENSIVE INCOME

The components of comprehensive income were as follows:


                                                        FOR THE QUARTER ENDED
                                                     ----------------------------
                                                       APRIL 4,       MARCH 29,
                                                        1999             1998
                                                     ------------    ------------

Net income (loss)                                    $      8,883         (32,047)
Other comprehensive loss-
   Foreign currency translation adjustments                  (115)             (9)
                                                     ------------    ------------
Comprehensive income (loss)                          $      8,768         (32,056)
                                                     ============    ============

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments that are permanent in nature.

(9) EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:



                                                                             FOR THE QUARTER ENDED
                                                                         ------------------------------
                                                                         APRIL 4, 1999   MARCH 29, 1998
                                                                         -------------   --------------

BASIC EPS:
Net income (loss)                                                        $       8,883          (32,047)
                                                                         =============   ==============
Weighted-average common shares outstanding                                      27,352           25,303
                                                                         =============   ==============
Basic EPS                                                                $        0.32            (1.27)
                                                                         =============   ==============

DILUTED EPS:
Net income (loss)                                                        $       8,883          (32,047)
Plus income impact of assumed conversions:
      Interest expense (net of tax) on convertible subordinated                    400               --
notes
      Amortization (net of tax) of debt issuance cost on
            convertible subordinated notes                                          33               --
                                                                         -------------   --------------
Net income (loss) available to common stockholders                       $       9,316          (32,047)
                                                                         =============   ==============
Shares used in computation:
      Weighted-average common shares outstanding                                27,352           25,303
      Shares applicable to exercise of dilutive options                          1,101               --
      Shares applicable to deferred stock compensation                             182               --
      Shares applicable to convertible subordinated notes                        1,812               --
                                                                         -------------   --------------
Shares applicable to diluted earnings                                           30,447           25,303
                                                                         =============   ==============
Diluted EPS                                                              $        0.31            (1.27)
                                                                         =============   ==============

The common equivalent shares from common stock options, deferred stock compensation and convertible subordinated notes were antidilutive for the quarter ended March 29, 1998, and therefore not assumed to be converted for diluted earnings per share computations.

(10) COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company is involved in certain litigation and environmental matters described in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of the litigation and environmental matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying condensed consolidated financial statements.

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

The Company has approximately $10,336 of capital commitments as of April 4, 1999.

As of April 4, 1999, there were $57,500 in borrowings outstanding under the Company's $110,000 senior secured revolving line-of-credit facility. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of April 4, 1999, the Company was in compliance with all loan covenants.

Subsequent to April 4, 1999, the Company sold IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. Additionally, in April 1999, the Company signed a letter of intent to sell Cencorp, its subsidiary that manufactures depaneling equipment for fully assembled printed circuit boards. The aggregate proceeds from these sales are expected to approximate $30,000. The Company does not believe that these sales will have any adverse impact on its consolidated financial position.

On May 4, 1999, the Company announced that it has signed a memorandum of understanding with Ericsson Austria AG to purchase Ericsson's manufacturing facility and related assets located in Kindberg, Austria. Subject to concluding this transaction, the Company will enter into a long-term supply agreement with Ericsson to provide printed circuit board assembly, box build, and the associated logistics and distribution activities. The transaction is expected to be completed during the Company's third fiscal quarter of 1999. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction will be accounted for as a purchase of assets. Subject to final negotiations, due diligence and working capital levels at the time of closing, the estimated purchase price is approximately $20,000.

(11) INCOME TAXES

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the quarter ended April 4, 1999.

(12) BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company's businesses are organized, managed, and internally reported as three reportable segments. These segments, which are based on differences in products, technologies, and services are Systems Assembly and Distribution, Printed Wiring Boards, and Other (which includes Dii Semiconductor and PTI). These segments offer products and services across most sectors of the electronics industry in order to reduce exposure to downturn in any particular sector.

Transactions between segments are recorded at cost. The Company's businesses are operated on an integrated basis and are characterized by substantial intersegment cooperation, cost allocations, and marketing efforts. Substantially all interest expense is incurred at Corporate. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown.


                                               FOR THE QUARTER ENDED
                                           -------------------------------
                                           APRIL 4, 1999    MARCH 29, 1998
                                           -------------    --------------

NET SALES:
Systems assembly and distribution          $     150,913           150,419
Printed wiring boards                             71,321            50,708
Other                                             25,234            34,247
                                           -------------    --------------
                                           $     247,468           235,374
                                           =============    ==============
INCOME (LOSS) BEFORE INCOME TAXES*:
Systems assembly and distribution          $       7,631             8,950
Printed wiring boards                              8,996             8,402
Other                                              2,702            (1,362)
Unallocated general corporate                     (8,879)           (6,469)
                                           -------------    --------------
                                           $      10,450             9,521
                                           =============    ==============
DEPRECIATION AND AMORTIZATION:
Systems assembly and distribution          $       3,349             1,666
Printed wiring boards                              5,046             2,648
Other                                                940             3,902
Unallocated general corporate                        306               303
                                           -------------    --------------
                                           $       9,641             8,519
                                           =============    ==============
CAPITAL EXPENDITURES:
Systems assembly and distribution          $      11,307             6,131
Printed wiring boards                              8,436             4,524
Other                                                899             4,446
Unallocated general corporate                        700                52
                                           -------------    --------------
                                           $      21,342            15,153
                                           =============    ==============



IDENTIFIABLE ASSETS AT THE END OF
EACH PERIOD:                               APRIL 4, 1999    JANUARY 3, 1999
                                           -------------    ---------------

Systems assembly and distribution          $     225,915            238,027
Printed wiring boards                            406,355            390,194
Other                                             61,901             79,453
Unallocated general corporate                     58,439             39,635
                                           -------------    ---------------
                                           $     752,610            747,309
                                           -------------    ---------------



---------------------------

* Excludes non-recurring charge of $54,000 for the quarter ended March 29, 1998, which related primarily to Other Services. See Note 6 for additional information regarding the non-recurring charges.

The following summarizes financial information by geographic areas:


                                                        FOR THE QUARTER ENDED
                                                     -------------------------------
                                                     APRIL 4, 1999    MARCH 29, 1998
                                                     -------------    --------------

NET SALES:
North America                                        $     141,277           169,503
Europe                                                      56,369            41,415
Asia                                                        49,822            24,456
                                                     -------------    --------------
                                                     $     247,468           235,374
                                                     =============    ==============
INCOME (LOSS) BEFORE INCOME TAXES*:
North America                                        $       6,957             9,837
Europe                                                       6,640             4,827
Asia                                                         5,732             1,326
Unallocated general corporate                               (8,879)           (6,469)
                                                     -------------    --------------
                                                     $      10,450             9,521
                                                     =============    ==============



LONG-LIVED ASSETS AT THE END OF EACH PERIOD:         APRIL 4, 1999    JANUARY 3, 1999
                                                     -------------    ---------------

North America                                        $     217,198            232,134
Europe                                                     112,018            110,296
Asia                                                        93,388             80,635
Unallocated general corporate                                8,788              9,955
                                                     -------------    ---------------
                                                     $     431,392            433,020
                                                     =============    ===============


--------------------------
* Excludes non-recurring charge of $54,000 for the quarter ended March 29, 1998, which related to businesses operated in North America. See Note 6 for additional information regarding the non-recurring charges.

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding prospective sales growth, new customers, integration of acquired businesses, contingencies, Year 2000 readiness, environmental matters and liquidity under "Part I, Financial Information - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are: general economic and business conditions; the Company's dependence on the electronics industry; changes in demand for the Company's products and services or the products of the Company's customers; the risk of delays or cancellations of customer orders; fixed asset utilization; the timing of orders and product mix; availability of components; competition; the risk of technological changes and of the Company's competitors developing more competitive technologies; the Company's dependence on certain important customers; the Company's ability to integrate acquired businesses; the Company's ability to manage growth; risks associated with international operations; the availability and terms of needed capital; risks of loss from environmental liabilities; and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

A. OVERVIEW

The Company is a leading provider of electronics design and manufacturing services, which operates through a global network of independent business units in North America, Europe, and Asia. These business units are uniquely linked to provide the following related core products and services to original equipment manufacturers ("OEMs"): custom semiconductor design; design and manufacture of printed wiring boards; assembly of printed circuit boards; final systems assembly ("box build"); and distribution. By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to differentiate its product and service offerings from those of its competitors, develop long-term relationships with its customers and enhance its profitability.

The Company provides the following related products and services to customers in the global electronics manufacturing industry:

         Design and Semiconductor Services-- Through Dii Technologies, the Company provides printed circuit board and backpanel design services, as well as design for manufacturability and test and total life cycle planning.

         Through Dii Semiconductor (formerly known as Orbit Semiconductor), the Company provides the following application specific integrated circuit ("ASIC") design services to its OEM customers:

        o Conversion services from field programmable gate arrays ("FPGAs") to ASICs. These services focus on designs that utilize primarily digital signals, with only a small amount of analog signals.

        o Design services for mixed-signal ASICs. These services focus on designs that utilize primarily analog signals, with only a small amount of digital signals.

        o Silicon integration design services. These services utilize silicon design modules that are used to accelerate complex ASIC designs, including system-on-a-chip.

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

         Printed Wiring Boards-- The Company manufactures high density, complex multilayer printed wiring boards and back panels through Multek.

         Systems Assembly and Distribution-- The Company assembles complex electronic circuits and provides final system assembly and distribution services through Dovatron International ("Dovatron").

With the above core competencies, the Company has the ability to provide customers with total design and manufacturing outsourcing solutions. The Company's ability to offer fully integrated solutions with value-added front-and back-end product and process development capabilities, coupled with global volume assembly capabilities, provides customers with significant speed-to-market and product cost improvements.

In addition, the Company manufactures machine tools and process automation equipment through its non-core business unit known as Process Technologies International ("PTI"). In March 1999, the Company sold TTI Testron, Inc., a manufacturer of functional and in-circuit test fixtures. In April 1999, the Company sold IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. Additionally, in April 1999, the Company signed a letter of intent to sell Cencorp, its subsidiary that manufactures depaneling equipment for fully assembled printed circuit boards. The Company is divesting this non-core business unit in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribution. The Company does not believe that the sale of PTI will have any adverse impact on its consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by less than 10%) until such time as the proceeds are reinvested back into the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution.

Operating results may be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation employed on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies and products on a timely basis. Each of these factors has had in the past, and may have in the future, an adverse effect on the Company's operating results.

A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. The factors affecting the electronics industry in general, or any of the Company's major customers, in particular, could have a material adverse affect on the Company's operating results. The electronics industry has historically been cyclical and subject to economic downturns at various times, which have been characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company's customers also are subject to short product life cycles and pricing and margin pressures, which risks are borne by the Company. The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are office automation, mainframes and mass storage, data communications, computer and peripherals, telecommunications, industrial, instrumentation, and medical.

The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Asia). The Company's European and Asian operations, combined, generated approximately 43% and 28% of total net sales for the quarters ended April 4, 1999 and March 29, 1998, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political and economic instability.

Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to non-functional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying Consolidated Financial Statements. As of April 4, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:


                                    NET               NET
                                  FOREIGN         U.S. DOLLAR
                                  CURRENCY        EQUIVALENT
                                   ASSETS           ASSETS
                                 (LIABILITY)      (LIABILITY)
                               --------------    --------------

British Pound Sterling                    230    $        369
Chinese Renminbi                      (28,370)         (3,546)
Czech Krown                             3,761             106
Euro                                   (5,124)         (4,662)
Irish Punt                                (52)            (73)
Hong Kong Dollar                       (6,748)           (875)
Malaysian Ringgit                      (7,050)         (1,865)
Mexican Peso                             (708)            (75)



At any given time, certain customers may account for significant portions of the Company's business. International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP") and Mylex Corporation accounted for approximately 10%, 16% and 11% of net sales during the quarter ended April 4, 1999, respectively. HP and IBM accounted for 12% and 10% of net sales during the quarter ended March 29, 1998, respectively. No other customer accounted for more than 10% of net sales during the quarters ended April 4, 1999 or March 29, 1998.

The Company's top ten customers accounted for approximately 58% and 53% of net sales for the quarters ended April 4, 1999 and March 29, 1998, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a material adverse effect on the Company's operating results.

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

The Company has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design through the fabrication, final assembly, and distribution of printed circuits and finished products for customers. The Company's acquisitions have enabled the Company to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. OEM divestitures and acquisitions have also played an important part in expanding the Company's presence in the global electronics marketplace.

OEM divestitures and acquisitions involve numerous risks including difficulties in assimilating the operations, technologies, and products and services of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to successfully integrate newly acquired businesses. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. The integration of certain operations following an acquisition will require the dedication of management resources that may distract attention from the day-to-day business of the Company. The Company also continues to experience rapid internal growth and expansion, and with continued expansion, it may become more difficult for the Company's management to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

B. RESULTS OF OPERATIONS

Total net sales for the quarter ended April 4, 1999 increased $12,094 (5%) to $247,468 from $235,374 for the comparable period in 1998.

Net sales from systems assembly and distribution, which represented 61% of net sales for the quarter ended April 4, 1999, increased $494 to $150,913, from $150,419 (64% of net sales) for the corresponding period in 1998. The slight increase in net sales is the result of the Company's ability to continue to expand sales to its existing customer base as well as sales to new customers, which offset reduced orders from certain product lines from some of the Company's major customers.

Net sales from printed wiring board manufacturing operations, which represented 29% of net sales for the quarter ended April 4, 1999, increased $20,613 (41%) to $71,321 from $50,708 (22% of net sales) for the comparable period in 1998. This increase is primarily attributable to the August 1998 Greatsino acquisition and the October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany.

Net sales for the Company's other products and services, which represented 10% of net sales for the quarter ended April 4, 1999, decreased $9,013 (26%) to $25,234 from $34,247 (14% of net sales) for the comparable period in 1998. This decrease is primarily attributable to (i) the sale of the assets and the business of the Company's subsidiary, TTI Testron, Inc. and (ii) the sale of Dii Semiconductor's 6-inch, 0.6 micron wafer fabrication facility ("Fab"), both of which occurred during the first quarter of fiscal 1999.

Excluding non-recurring charges, gross profit for the quarter ended April 4, 1999 increased $4,487 to $37,929 from $33,442 for the comparable period in 1998. Excluding non-recurring charges, gross margin improved to 15.3% for the quarter ended April 4, 1999 from 14.2% for the quarter ended March 29,1998. The gross margin increase was primarily the result of (i) significantly improved margin performance from Dii Semiconductor resulting from a more focused and efficient business model since divesting of its Fab and (ii) the change in sales mix resulting from an increase in printed wiring board revenues, which generate higher margins than the Company's systems assembly and distribution, which revenues remained relatively flat.

Selling, general and administrative (SG&A) expense increased $934 to $20,110 for the quarter ended April 4, 1999 from $19,176 for the comparable period in 1998. The percentage of SG&A expense to net sales remained unchanged at 8.1% for both the quarter ended April 4, 1999 and March 29, 1998. The slight increase in absolute dollars was primarily attributable to the addition of Multek's August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion.

During fiscal 1998, the Company recognized non-recurring pre-tax charges of $76,636, of which $54,000 was recognized during the quarter ended March 29, 1998, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor ("Orbit"). The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The sale of the manufacturing facility was completed in January 1999.

The non-recurring pre-tax charges recognized in March 1998 consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value, (ii) $7,900 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental costs for sales returns and allowances, (iii) $5,500 for losses associated with inventory write-downs, and
(iv) $2,342 of employee termination costs and costs related to the exiting of semiconductor manufacturing. See Note 7 of the condensed consolidated financial statements for information regarding the non-recurring pre-tax charges.

Interest expense increased $1,763 to $6,482 for the quarter ended April 4, 1999 from $4,719 for the comparable period in 1998. This increase is primarily associated with the increased borrowings used to fund the business acquisitions, purchases of manufacturing facilities and strategic investments as described in
Note 3 of the condensed consolidated financial statements. In February 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

Interest income decreased $533 to $394 for the quarter ended April 4, 1999 from $927 for the comparable period in 1998. This decrease is attributable to the earnings generated on the lower average balances of invested cash and cash equivalents.

Amortization expense increased $174 to $1,295 for the quarter ended April 4, 1999 from $1,121 for the comparable period in 1998. This increase is attributable to the amortization of debt issue costs associated with the increased borrowings as well as amortization of goodwill associated with acquisitions.

Other income (net) decreased $154 for the quarter ended April 4, 1999 from the comparable period of 1998, due primarily to decreased net gains realized on foreign currency transactions in the three months ended April 4, 1999 as compared with the three months ended March 29, 1998.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the quarter ended April 4, 1999. The Company's effective income tax rate was 28% for the quarter ended March 29, 1998 resulting from the mix of foreign and domestic earnings, income tax credits, and changes in previously established valuation allowances for deferred tax assets.

C. BUSINESS COMBINATIONS, ASSET PURCHASES AND STRATEGIC INVESTMENTS

In August 1998, the Company acquired Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $51,795. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

The costs of acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Goodwill is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than June 2001. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $5,000 for contingent purchase price adjustments during the quarter ended April 4, 1999. There were no contingent purchase price adjustments during the quarter ended March 29, 1998.

The above acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition dates forward. Pro forma results of operations would not be materially different from the historical results reported. The costs of these acquisitions have been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

In October 1998, the Company acquired Hewlett-Packard Company's ("HP") printed wiring board fabrication facility located in Boeblingen, Germany, and its related production equipment, inventory and other assets for a purchase price of approximately $89,900. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

During the first quarter of fiscal 1999, the Company made two strategic minority investments amounting to $20,507. First, the Company entered into a joint venture with Virtual IP Group ("VIP"), a complex integrated circuit design company with locations in Hyderabad, India and Sunnyvale, California. The Company acquired a 49% interest in VIP for approximately $5,007.

The Company also acquired a minority interest in a subsidiary that is primarily owned by Capetronic, a Hong Kong publicly traded company, through the purchase of preferred stock for approximately $15,500. The preferred stock can be exchanged into common stock of Capetronic at any price above $4.80 Hong Kong ("HK") per share any time after 15 months from the date of agreement. Additionally, any time after 15 months Capetronic can force conversion at $10 HK per share. Through this strategic partnership, the Company has obtained the rights to manufacture the majority of the set-top boxes for the delivery of video entertainment, data and educational materials to the Mandarin Chinese-speaking markets in China, Singapore, Taiwan and Hong Kong.

D. LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At April 4, 1999, the Company had working capital of $94,898 and a current ratio of 1.5x compared with working capital of $87,310 and a current ratio of 1.4x at January 3, 1999. Cash and cash equivalents at April 4, 1999 were $42,522, a decrease of $13,450 from $55,972 at January 3, 1999. This decrease resulted primarily from cash used by investing activities of $20,745, offset by cash provided by operations and financing activities of $4,843 and $2,435, respectively.

The Company's net cash flows used by investing activities amounted to $20,745 and $11,801 for the quarters ended April 4, 1999 and March 29, 1998, respectively. Capital expenditures amounted to $21,342 and $15,153 for the quarters ended April 4, 1999 and March 29, 1998, respectively. The capital expenditures represent the Company's continued investment in state-of-the-art, high-technology equipment, which enables the Company to accept increasingly complex and higher-volume orders and to meet current and expected production levels, as well as to replace or upgrade older equipment that was either returned or sold. The Company received proceeds of $9,104 and $3,352 from the sale of property, plant and equipment during the quarters ended April 4, 1999 and March 29, 1998, respectively, to allow for the potential replacement of older property, plant and equipment with state-of-the-art, high-technology equipment. A significant portion of the proceeds in the quarter ended April 4, 1999 was related to the sale of Dii Semiconductor's wafer fabrication facility in January 1999.

In March 1999, in accordance with its initiative to divest of its non-core business unit PTI, the Company completed the divestiture of TTI Testron, Inc., its subsidiary that manufactures in-circuit and functional test hardware and software. The Company received cash proceeds from the sale amounting to $12,000, which approximated the book value of the disposed assets.

During the quarter ended April 4, 1999, the Company made two strategic minority investments amounting to $20,507. See Note 3 of the condensed consolidated financial statements for information regarding the two strategic minority investments.

The Company's net cash flows provided by financing activities amounted to $2,435 for the quarter ended April 4, 1999. The Company's net cash flows used by financing activities amounted to $9,615 for the quarter ended March 29, 1998. The Company repaid $3,528 and $1,235 in capital lease obligations in the quarters ended April 4, 1999 and March 29, 1998, respectively. The Company also repaid $15,504 and $2,044 in long-term debt in the quarters ended April 4, 1999 and March 29, 1998, respectively. The Company received $1,568 and $2,834 in proceeds from stock issued under its stock plans in the quarters ended April 4, 1999 and March 29, 1998, respectively.

Additionally, during the quarter ended April 4, 1999, the Company borrowed an additional $20,000 under its $110,000 senior secured revolving line-of-credit facility. As of April 4, 1999, there were $57,500 in borrowings outstanding under the Company's $110,000 senior secured revolving line-of-credit facility.

This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of April 4, 1999, the Company was in compliance with all loan covenants.

During the quarter ended March 29, 1998, the Company repurchased 435,000 shares of its common stock at a cost of $9,170.

As of February 18, 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

In April 1999, in accordance with its initiative to divest of its non-core business unit PTI, the Company sold IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. Additionally, in April 1999, the Company signed a letter of intent to sell Cencorp, its subsidiary that manufactures depaneling equipment for fully assembled printed circuit boards. The Company is divesting this non-core business unit in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribution. The aggregate proceeds from these sales are expected to approximate $30,000. The Company does not believe that the sale of PTI will have any adverse impact on its consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by less than 10%) until such time as the proceeds are reinvested back into the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution.

On May 4, 1999, the Company announced that it has signed a memorandum of understanding with Ericsson Austria AG to purchase Ericsson's manufacturing facility and related assets located in Kindberg, Austria. Subject to concluding this transaction, the Company will enter into a long-term supply agreement with Ericsson to provide printed circuit board assembly, box build, and the associated logistics and distribution activities. The transaction is expected to be completed during the Company's third fiscal quarter of 1999. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction will be accounted for as a purchase of assets. Subject to final negotiations, due diligence and working capital levels at the time of closing, the estimated purchase price is approximately $20,000.

Management believes that its current level of working capital, together with cash generated from operations, existing cash reserves, leasing capabilities, and line-of-credit availability will be adequate to fund the Company's current capital expenditure plan for fiscal 1999. The Company intends to continue its acquisition strategy and it is possible that future acquisitions may be significant. If available resources are not sufficient to finance the Company's acquisitions, the Company would be required to seek additional equity or debt financing. There can be no assurance that such funds, if needed, will be available on terms acceptable to the Company or at all.

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

See Note 10 of the condensed consolidated financial statements for a description of commitments, contingencies and environmental matters.

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

Management has implemented a company-wide program to prepare its financial, manufacturing, and other critical systems and applications for the Year 2000. This comprehensive program was developed to ensure the Company's information technology assets, including embedded microprocessors ("IT assets") and non-IT assets are Year 2000 ready. The Company has formed a Year 2000 project team of approximately 75 employees, overseen by a corporate officer, which team is responsible for monitoring the progress of the program and ensuring timely completion. The team has a detailed project plan in place with tasks, milestones, critical paths, and dates identified.

The Company's comprehensive program covers the following six phases: (i) inventory of all IT and non-IT assets; (ii) assessment of repair requirements;
(iii) repair of IT and non-IT assets; (iv) testing of individual IT and non-IT assets to determine the correct manipulation of dates and date-related data; (v) communication with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue; and (vi) creation of contingency plans in the event of Year 2000 failures.

Implementation of the program is ongoing with all of the operating entities having completed the inventory phase. Each operating company has identified those software programs and related hardware that are non-compliant and is in the process of developing remediation or replacement plans and establishing benchmark dates for completion of each phase of those plans. The Company anticipates that all mission-critical software and hardware will be compliant by the third quarter of 1999. The Company has yet to begin system testing. Until system testing is substantially in process, the Company cannot fully estimate the risks of its Year 2000 issue. To date, management has not identified any IT assets that present a material risk of not being Year 2000-ready, or for which a suitable alternative cannot be implemented. However, as the program proceeds into subsequent phases, it is possible that the Company may identify assets that do present a risk of a Year 2000-related disruption. It is also possible that such a disruption could have a material adverse effect on financial condition and results of operations.

The Company is continually contacting suppliers who provide both critical IT assets and non-information technology related goods and services (e.g. transportation, packaging, production materials, production supplies, etc.). The Company mailed surveys to its suppliers in order to (i) evaluate the suppliers' Year 2000 compliance plans and state of readiness and (ii) determine whether a Year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the Year 2000 is approached and reached. For a vast majority of those suppliers of IT assets that have responded, the Company has received assurances that these assets will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. The Company is in the process of reviewing responses for accuracy and adequacy, and sending follow-up surveys or contacting suppliers directly via phone for those non-responsive suppliers.

The Company also relies, both domestically and internationally, upon government agencies, utility companies, telecommunications services, and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

Further, the Company has initiated formal communications with its significant suppliers, customers and critical business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces as the Year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

The program calls for the development of contingency plans for the Company's at-risk business functions. The Company is finalizing its Y2K contingency plans for all of its business critical systems world wide. These plans will address any business critical failure, both internal and external dependencies, including but not limited to transportation, banking, telecommunications, suppliers, manufacturing, accounting and payroll. Because the Company has not completed testing of mission critical systems, and, accordingly, has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed specific Year 2000 contingency plans. The Company will develop such plans if the results of testing mission-critical systems identify a business function risk. In addition, as a normal course of business, the Company maintains and deploys contingency plans to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000-ready.

To date, the Company estimates that it has spent approximately $4,100 on implementation of the program, with the majority of the work being performed by Company employees. Less than $7,000 has been allocated to address the Year 2000 issue. The Company's aggregate cost estimate includes certain internal recurring costs, but does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000-compliant or costs to implement any contingency plans. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Certain inventory and manufacturing software-related projects were accelerated to ensure Year 2000 compliance. However, such acceleration did not increase the anticipated costs of the projects. The Company has not deferred any specific information technology project as a result of the implementation of the program. The Company is committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to the Company and therefore outside its direct control, there can be no assurances that the Company will be fully Year 2000 compliant. If the modifications and conversions required to make the Company Year 2000-ready are not made, or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

F. NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) are recognized in earnings or in other comprehensive income each reporting period, depending on the intended use of the derivative and the resulting designation. Generally, changes in the fair value of derivatives not designated as a hedge, as well as changes in fair value of fair-value designated hedges (and the item being hedged), are required to be reported in earnings. Changes in fair value of other types of designated hedges are generally reported in other comprehensive income. The ineffective portion of a designated hedge, as defined, is reported in earnings immediately.

The Company will be required to adopt SFAS 133 as of January 3, 2000. The Company has not completed the process of evaluating the impact, if any, that will result from adopting SFAS 133.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures are in the areas of interest-rate risk and foreign currency exchange rate risk. To manage the volatility relating to these exposures, the Company may enter into various derivative transactions to hedge the exposures. The Company does not hold or issue any derivative financial instruments for trading or speculative purposes.

The Company incurs interest expense on loans made under its Credit Agreement at interest rates that are fixed for a maximum of six months. Borrowings under the Credit Agreement bear interest, at the Company's option, at either: (i) the Applicable Base Rate ("ABR") (as defined in the Credit Agreement) plus the Applicable Margin for ABR Loans ranging between 0.00% and 0.75%, based on certain financial ratios of the Company, or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin for Eurodollar Loans ranging between 1.00% and 2.25%, based on certain financial ratios of the Company. The Eurodollar Rate is subject to market risks and will fluctuate. There has been no material change in the Eurodollar Rate and the fair value of the Company's fixed rate debt since January 3, 1999. The Company had no open interest rate hedge positions to reduce its exposure to changes in interest rates at April 4, 1999.

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to non-functional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying Consolidated Financial Statements. As of April 4, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:


                                     NET             NET
                                   FOREIGN        U.S. DOLLAR
                                   CURRENCY        EQUIVALENT
                                    ASSETS          ASSETS
                                  (LIABILITY)     (LIABILITY)
                                 -------------   --------------

British Pound Sterling                    230    $        369
Chinese Renminbi                      (28,370)         (3,546)
Czech Krown                             3,761             106
Euro                                   (5,124)         (4,662)
Irish Punt                                (52)            (73)
Hong Kong Dollar                       (6,748)           (875)
Malaysian Ringgit                      (7,050)         (1,865)
Mexican Peso                             (708)            (75)



The Company believes that its revenues and operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse affect on the Company's business, results of operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1997 two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. The lawsuits purport to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claim violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaints seek compensatory and other damages, as well as equitable relief. The Company filed motions to dismiss both amended complaints. The motion to dismiss the state court complaint has been denied, and the Company has filed its answer denying that it misled the securities market. The motion to dismiss the federal court complaint is still pending. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. A May 2000 trial date has been set for the state court action. No trial date has been set for the federal court action. Discovery has commenced in the state court action. The Company believes that the claims asserted in both actions are without merit and intends to defend vigorously against such claims.

A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain specified claims relating to statements made by securities analysts. In January 1997, a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages, as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The parties have entered into an agreement to settle the case on a classwide basis, which is subject to final court approval.

In addition to the above matters, the Company is involved in certain other litigation arising in the ordinary course of business.

Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted in light of the uncertainties inherent in litigation. See
Note 9 of the 1998 Consolidated Financial Statements included in Part II, Item 8 of the Company's Form 10-K Annual Report for the fiscal year ended January 3, 1999 for contingencies and environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual shareholders' meeting, which was held on May 6, 1999, the Company's shareholders elected the following six persons as directors to one-year terms: Ronald R. Budacz, Chairman and Chief Executive Officer, Carl R. Vertuca, Jr., Executive Vice President, Robert L. Brueck, Constantine S. Macricostas, Gerard T. Wrixon, Alexander W. Young. Not less than 24,552,710 shares were cast for each of the Directors.

The shareholders approved the proposal to amend the Company's 1994 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,000,000 to 5,500,000 shares. Voting in favor were 17,294,803, opposed were 2,388,960, abstaining were 79,497, and broker non-votes were 5,519,715.

The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors. Voting in favor were 24,880,856, opposed were 352,601, abstaining were 49,518, and broker non-votes were zero.


ITEM 6(a).   EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION

3.1          Restated Bylaws of Registrant, as amended through March 10, 1999.

10.1 Employment Agreement dated as of January 1, 1997 between The DII Group, Inc. and Steven C. Schlepp.

10.2 First Amendment to Employment Agreement dated as of January 1, 1997 between The DII Group, Inc. and Steven C. Schlepp.

10.3 Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Steven C. Schlepp.

10.4         1994 Stock Incentive Plan as amended through May 6, 1999.

15           Letter re: Unaudited Interim Financial Information.

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

                                     THE DII GROUP, INC.





Date:   May 13, 1999                 By:  /s/ Carl R. Vertuca, Jr.
        ------------                      --------------------------------------
                                          Carl R. Vertuca, Jr.
                                          Executive Vice President - Finance,
                                          Administration and Corporate
                                          Development





Date:   May 13, 1999                 By:  /s/ Thomas J. Smach
        ------------                      --------------------------------------
                                          Thomas J. Smach
                                          Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

3.1          Restated Bylaws of Registrant, as amended through March 10, 1999.

10.1         Employment Agreement dated as of January 1, 1997 between The DII
             Group, Inc. and Steven C. Schlepp.

10.2 First Amendment to Employment Agreement dated as of January 1, 1997 between The DII Group, Inc. and Steven C. Schlepp.

10.3 Senior Executive Severance Agreement dated as of January 1, 1997 between The DII Group, Inc. and Steven C. Schlepp.

10.4         1994 Stock Incentive Plan as amended through May 6, 1999.

15           Letter re: Unaudited Interim Financial Information.

23.1         Report of Independent Accountants - Deloitte & Touche LLP.

27           Financial Data Schedule.