Form 10-Q
period 1999-07-04
DII GROUP INC
filed 1999-08-18
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 4, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
            CLASS                                  August 13, 1999
            -----                                  ---------------
Common Stock, Par Value $0.01                         29,634,649

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                    (In thousands, except earnings per share)
                                   (Unaudited)



                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                         ---------------------------  -----------------------------
                                                         JULY 4, 1999  JUNE 28, 1998  JULY 4, 1999    JUNE 28, 1998
                                                         ------------  -------------  ------------    -------------
Net sales:
     Systems assembly and distribution                     $ 181,405       142,712        332,318         293,131
     Printed wiring boards                                    80,564        46,123        151,885          96,831
     Other                                                    18,124        33,103         43,358          67,350
                                                           ---------     ---------      ---------       ---------
          Total net sales                                    280,093       221,938        527,561         457,312

Cost of sales:
     Cost of sales                                           237,781       188,796        447,320         390,728
     Unusual charges                                              --            --             --          52,156
                                                           ---------     ---------      ---------       ---------
          Total cost of sales                                237,781       188,796        447,320         442,884
                                                           ---------     ---------      ---------       ---------

     Gross profit                                             42,312        33,142         80,241          14,428

Selling, general and administrative expenses                  20,686        19,384         40,796          38,560
Unusual charges                                                   --            --             --           1,844
Interest expense                                               5,371         4,669         11,853           9,388
Interest income                                                 (356)         (677)          (750)         (1,604)
Amortization of intangibles                                    1,307         1,094          2,602           2,215
Other, net                                                       814           169            800               1
                                                           ---------     ---------      ---------       ---------

     Income (loss) before income taxes                        14,490         8,503         24,940         (35,976)

Income tax expense (benefit)                                   2,150         2,376          3,717         (10,056)
                                                           ---------     ---------      ---------       ---------

     Net income (loss)                                     $  12,340         6,127         21,223         (25,920)
                                                           =========     =========      =========       =========

Earnings (loss) per common share:
     Basic                                                 $    0.42          0.24           0.75           (1.03)
     Diluted                                               $    0.40          0.23           0.73           (1.03)


Weighted average number of common
shares and equivalents outstanding:
     Basic                                                    29,463        25,044         28,408          25,110
     Diluted                                                  30,921        30,450         29,802          25,110

See accompanying notes to condensed consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                  (Unaudited)


                                                                         JULY 4,       JANUARY 3,
                                                                          1999           1999
                                                                       -----------     ----------
                               ASSETS
Current assets:
     Cash and cash equivalents                                          $  35,734         55,972
     Accounts receivable, net                                             157,828        153,861
     Inventories                                                           89,821         66,745
     Prepaid expenses                                                      13,442         11,570
     Other                                                                 12,390          7,249
                                                                        ---------      ---------

          Total current assets                                            309,215        295,397

Property, plant and equipment, net                                        343,090        326,226
Goodwill, net                                                              94,596         97,475
Debt issue costs, net                                                       7,096          9,319
Investments in minority owned entities                                     20,507             --
Other                                                                      23,565         18,892
                                                                        ---------      ---------

                                                                        $ 798,069        747,309
                                                                        =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $ 162,820        122,536
     Accrued expenses                                                      39,619         44,134
     Accrued interest payable                                               5,037          6,769
     Current portion of capital lease obligations                           1,121          5,617
     Current portion of long-term debt                                     30,543         29,031
                                                                        ---------      ---------
          Total current liabilities                                       239,140        208,087

Capital lease obligations, net of current portion                             831          1,820
Long-term debt, net of current portion                                    265,540        271,864
Convertible subordinated notes payable                                         --         86,235
Other                                                                       3,854          3,582

Commitments and contingent liabilities
Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                            --             --
     Common stock, $0.01 par value; 90,000,000 shares
        authorized; 31,126,137 and 26,169,344 shares issued
       and 29,479,137 and 24,522,344 shares outstanding                       311            262
     Additional paid-in capital                                           214,222        124,410
     Retained earnings                                                    114,294         93,071
     Treasury stock, at cost; 1,647,000 shares                            (28,544)       (28,544)
     Accumulated other comprehensive loss                                  (4,247)        (4,139)
     Deferred compensation                                                 (7,332)        (9,339)
                                                                        ---------      ---------

          Total stockholders' equity                                      288,704        175,721
                                                                        ---------      ---------

                                                                        $ 798,069        747,309
                                                                        =========      =========

See accompanying notes to condensed consolidated financial statements

                     THE D I I GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                             FOR THE SIX MONTHS ENDED
                                                            ---------------------------
                                                            JULY 4, 1999  JUNE 28, 1998
                                                            ------------  -------------
Net cash provided by operating activities                     $ 29,687        42,183
                                                              --------      --------

Cash flows from investing activities:
     Additions to property, plant and equipment                (48,291)      (33,572)
     Proceeds from sales of property, plant and equipment        9,128         3,800
     Proceeds from business divestitures                        26,051            --
     Investments in minority owned entities                    (20,507)           --
                                                              --------      --------

          Net cash used by investing activities                (33,619)      (29,772)
                                                              --------      --------

Cash flows from financing activities:
     Payments to acquire treasury stock                             --       (16,158)
     Repayments of capital lease obligations                    (5,485)       (2,479)
     Repayments of long-term debt                              (17,039)       (2,164)
     Long-term debt borrowings                                   3,000            --
     Proceeds from stock issued under stock plans                3,426         3,146
     Other                                                        (101)           --
                                                              --------      --------

          Net cash used by financing activities                (16,199)      (17,655)
                                                              --------      --------

Effect of exchange rate changes on cash                           (107)          (40)
                                                              --------      --------

          Net decrease in cash and cash  equivalents           (20,238)       (5,284)

Cash and cash equivalents at beginning of period                55,972        85,067
                                                              --------      --------

Cash and cash equivalents at end of period                    $ 35,734        79,783
                                                              ========      ========


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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended January 3, 1999 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the six-month period ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

The Company's fiscal year consists of either a 52-week or 53-week period ending on the Sunday nearest to December 31. Fiscal 1998 comprised 53 weeks and ended on January 3, 1999 and fiscal 1999 will comprise 52 weeks and will end on January 2, 2000. The accompanying condensed consolidated financial statements are therefore presented as of and for the quarters ended July 4, 1999 and June 29, 1998, both of which are 13-week periods.

(2) INVENTORIES

Inventories consisted of the following:

                                                   JULY 4,    JANUARY 3,
                                                    1999         1999
                                                  --------    ----------
                            Raw materials         $ 50,666     44,669
                            Work in process         41,748     24,922
                            Finished goods           5,169      6,622
                                                  --------     ------
                                                    97,583     76,213

                            Less allowance           7,762      9,468
                                                  --------     ------
                                                  $ 89,821     66,745
                                                  ========     ======


The Company made provisions to the allowance for inventory impairment (including unusual charges, see Note 7) of $336 and $7,280 during the six month periods ended July 4, 1999 and June 28, 1998, respectively.

(3) BUSINESS COMBINATIONS, ASSET PURCHASES AND STRATEGIC INVESTMENTS

In August 1998, the Company acquired Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $51,795. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The cost of this acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

Goodwill associated with this acquisition, as well as previous acquisitions, is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than June 2001. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $9,500 for contingent purchase price adjustments during the six months ended July 4, 1999. There were no contingent purchase price adjustments during the six months ended June 28, 1998.

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

In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), a wholly-owned subsidiary of Capetronic International Holdings Limited (Capetronic). The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic after giving effect to the conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company can not hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.

The Company currently accounts for its investment in Capetronic under the cost method. Once the criteria for conversion are reached, the Company will account for this investment as an available-for-sale marketable equity security in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Through this strategic investment and a related manufacturing agreement, the Company has obtained the rights to manufacture a majority of DVB's requirements for set-top boxes to be used for the delivery of video entertainment, data and educational materials in China.

(4) DIVESTITURES

The Company has undertaken an initiative to divest of its non-core business unit known as Process Technologies International ("PTI"). PTI is a group of manufacturing companies that produce equipment and tooling used in the printed circuit board assembly process. In April 1999, the Company completed the divestiture of IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. In March 1999, the Company completed the divestiture of TTI Testron, Inc., its subsidiary that manufactures in-circuit and functional test hardware and software. The Company received cash proceeds from these sales amounting to $26,051, net of divestiture costs.

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

(5) LONG-TERM DEBT

Long-term debt was comprised of the following:

                                                                         JULY 4,   JANUARY 3,
                                                                          1999       1999
                                                                       ---------   ----------
               Senior subordinated notes                                $150,000     150,000
               Bank term loan                                             92,000     100,000
               Outstanding under line-of-credit                           40,500      37,500
               Notes payable to sellers of businesses acquired             9,500      11,550
               Other                                                       4,083       1,845
                                                                       ---------     -------
                    Total long-term debt                                 296,083     300,895
               Less current portion                                       30,543      29,031
                                                                       ---------     -------
                    Long-term debt, net of current portion             $ 265,540     271,864
                                                                       =========     =======


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

(7) UNUSUAL CHARGES

During fiscal 1998, the Company recognized unusual pre-tax charges of $76,636, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999 and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $54,000 and $22,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $52,156 of the unusual pre-tax charges had been classified as a component of cost of sales in the first quarter 1998.

    The components of the unusual charge recorded in fiscal 1998 are as follows:

                                                                    FIRST    FOURTH             NATURE OF
                 COMPONENTS OF CHARGE                              QUARTER   QUARTER   TOTAL     CHARGE
                 --------------------                             --------  -------- --------   ----------
                 Severance..................................      $    498  $   900  $  1,398       cash
                 Long-lived asset impairment................        38,257   15,083    53,340   non-cash
                 Losses on sales contracts..................         5,500    4,100     9,600   non-cash
                 Incremental uncollectible accounts
                   receivable...............................           900       --       900   non-cash
                 Incremental sales returns and allowances...         1,500      500     2,000   non-cash
                 Inventory write-downs......................         5,500      250     5,750   non-cash
                 Other exit costs...........................         1,845    1,803     3,648       cash
                                                                  --------  -------  --------
                           Total............................      $ 54,000  $22,636  $ 76,636
                                                                  ========  =======  ========


    The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:

                                       LONG-LIVED     LOSSES     UNCOLLECTIBLE  SALES RETURNS  INVENTORY
                                         ASSET       ON SALES       ACCOUNTS        AND          WRITE-          OTHER
                         SEVERANCE     IMPAIRMENT    CONTRACTS     RECEIVABLE    ALLOWANCES      DOWNS       EXIT COSTS     TOTAL
                         ---------     ----------    ---------   -------------  -------------  ---------     ----------   --------

Balance at December
  28, 1997 ..........     $     --      $     --      $     --      $     --      $     --      $     --      $     --    $     --
Activities during the
  year:
  1998 provision ....        1,398        53,340         9,600           900         2,000         5,750         3,648      76,636
  Cash charges ......         (498)           --            --            --            --            --          (465)       (963)
  Non-cash charges ..           --       (53,340)       (8,500)         (767)       (1,500)       (5,500)         (643)    (70,250)
                          --------      --------      --------      --------      --------      --------      --------    --------
Balance at January 3,
  1999 ..............          900            --         1,100           133           500           250         2,540       5,423
Activities during the
  period:
  Cash charges ......         (900)           --            --            --            --            --          (601)     (1,501)
  Non-cash charges ..           --            --        (1,100)         (133)           --          (250)           --      (1,483)
                          --------      --------      --------      --------      --------      --------      --------    --------
Balance at April 4,
  1999 ..............           --            --            --            --           500            --         1,939       2,439
Activities during the
  period:
  Cash charges ......           --            --            --            --            --            --          (584)       (584)
  Non-cash charges ..           --            --            --            --          (500)           --            --        (500)
                          --------      --------      --------      --------      --------      --------      --------    --------
Balance at July 4,
  1999 ..............     $     --      $     --      $     --      $     --      $     --      $     --      $  1,355    $  1,355
                          ========      ========      ========      ========      ========      ========      ========    ========

The unusual pre-tax charges include $53,340 for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. Included in the long-lived asset impairment are charges of $50,739, which relate to the Fab which was written down to its net realizable value based on its sales price. The Company kept the Fab in service until the sale date in January 1999. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company discontinued depreciation expense on the Fab when it determined that it would be disposed of and its net realizable value was known. The impaired long-lived assets consisted primarily of machinery and equipment of $52,418, which were written down by $43,418 to a carrying value of $9,000 and building and improvements of $7,321, which were written down to a carrying value of zero. The long-lived asset impairment also includes the write-off of the remaining goodwill related to Orbit of $601. The remaining $2,000 of asset impairment relates to the write-down to net realizable value of a facility the Company exited during 1998.

The Company purchased Orbit in August of 1996, and supported Orbit's previously made decision to replace its wafer fabrication facility ("fab") with a higher technology fab. The transition to the 6-inch fab was originally scheduled for completion during the summer of 1997, but the changeover took longer than expected and was finally completed in January 1998.

The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry was characterized by excess capacity, which led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers migrated faster than expected to a technology in excess of Orbit's fabrication capabilities, requiring Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this first quarter 1998 charge to correctly size Orbit's asset base to allow its recoverability based upon its then current business size.

The first quarter 1998 unusual charge included $38,257 for the write-down of long-lived assets to fair value. The fair value of these assets was based on estimated market value at the date of the charge. Fair market value was determined in accordance with SFAS No. 121, and included the use of an independent valuation. The impairment charge consists of $37,656 related to property, plant and equipment and $601 related to goodwill. This amount was classified as a component of cost of sales.

Additionally, the first quarter 1998 unusual charge included $7,900 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental sales returns and allowances, primarily resulting from the fab changeover quality issues. This amount was classified as a component of cost of sales.

The first quarter 1998 unusual pre-tax charge also included $7,843 primarily associated with inventory write-downs. This write-down primarily resulted from excess inventory created by deciding to downsize operations.

As previously stated, the Company subsequently decided to sell the manufacturing facility (which occurred in January 1999). This decision resulted in additional unusual pre-tax charges in the fourth quarter of 1998 of $22,636.

The exit plan is expected to be completed in the third quarter of 1999. As of July 4, 1999, the total remaining cash expenditures expected to be incurred are $1,355 of other exit costs, including legal settlement costs, environmental clean-up costs and other exit costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures. These amounts were recorded in accrued expenses at July 4, 1999.

(8) COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                        ENDED                      ENDED
                                                ---------------------      ----------------------
                                                 JULY 4,     JUNE 28,       JULY 4,      JUNE 28,
                                                  1999         1998          1999          1998
                                                --------     --------      --------      --------
Net income (loss)                               $ 12,340        6,127      $ 21,223       (25,920)
Other comprehensive loss-
   Foreign currency translation adjustments            7          (44)         (108)          (53)
                                                ========     ========      ========      ========
Comprehensive income (loss)                     $ 12,347        6,083      $ 21,115       (25,973)
                                                ========     ========      ========      ========

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments that are permanent in nature.

(9) EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:

                                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                   ENDED                  ENDED
                                                          --------------------    --------------------
                                                          JULY 4,     JUNE 28,    JULY 4,     JUNE 28,
                                                           1999         1998       1999        1998
                                                          -------     --------    -------     --------
BASIC EPS:

Net income (loss)                                         $12,340       6,127     $21,223     (25,920)
                                                          =======     =======     =======     =======
Weighted-average common shares outstanding                 29,463      25,044      28,408      25,110
                                                          =======     =======     =======     =======
Basic EPS                                                 $  0.42        0.24     $  0.75       (1.03)
                                                          =======     =======     =======     =======

DILUTED EPS:

Net income (loss)                                         $12,340       6,127     $21,223     (25,920)
Plus income impact of assumed conversions:
    Interest expense (net of tax) on convertible
subordinated notes                                             --         776         400          --
    Amortization (net of tax) of debt issuance cost
on convertible subordinated notes                              --          65          33          --
                                                          =======     =======     =======     =======
Net income (loss) available to common stockholders        $12,340       6,968     $21,656     (25,920)
                                                          =======     =======     =======     =======
Shares used in computation:

    Weighted-average common shares outstanding             29,463      25,044      28,408      25,110
    Shares applicable to exercise of dilutive options       1,216         741       1,164          --
    Shares applicable to deferred stock compensation          242          68         230          --
    Shares applicable to convertible subordinated
      notes                                                    --       4,597          --          --
                                                          -------     -------     -------     -------
Shares applicable to diluted earnings                      30,921      30,450      29,802      25,110
                                                          =======     =======     =======     =======
Diluted EPS                                               $  0.40        0.23     $  0.73       (1.03)
                                                          =======     =======     =======     =======


The common equivalent shares from common stock options, deferred stock compensation and convertible subordinated notes were antidilutive for the six month period ended June 28, 1998, and therefore not assumed to be converted for diluted earnings per share computations.

(10)  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

In 1997, two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. In July 1999 the federal court action was dismissed with prejudice. The state court action purports to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claims violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaint seeks compensatory and other damages, as well as equitable relief. The Company has filed an answer denying that it misled the securities market. A May 2000 trial date has been set and discovery has commenced. The Company believes that the claims asserted in the action are without merit and intends to defend vigorously against such claims.

A class action complaint (as amended in March 1996 and January 1997) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint alleged that Orbit and three of its officers were responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock, and sought relief under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint sought compensatory and other damages, as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. On May 24, 1999, the Court approved a class-wide settlement of the case, providing for a settlement fund of $1.7 million. Orbit's contribution to the settlement fund was $143,000, and the balance was paid by Orbit's insurance carriers.

In addition, the Company is involved in certain litigation and environmental matters arising in the ordinary course of business. Although management is of the opinion that these matters and the matters discussed above will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of the litigation and environmental matters cannot, at this time, be predicted in light of the uncertainties inherent in these matters. Based upon the facts and circumstances currently known, management cannot estimate the most likely loss or the maximum loss for these matters. The Company has accrued the minimum estimated costs, which amounts are immaterial, associated with these matters in the accompanying condensed consolidated financial statements.

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

The Company has approximately $3,468 of capital commitments as of July 4, 1999.

As of July 4, 1999, there were $40,500 in borrowings outstanding under the Company's $110,000 senior secured revolving line-of-credit facility. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of July 4, 1999, the Company was in compliance with all loan covenants.

On May 4, 1999, the Company announced that it has signed a memorandum of understanding with Ericsson Austria AG to purchase Ericsson's manufacturing facility and related assets located in Kindberg, Austria. Subject to concluding this transaction, the Company will enter into a long-term supply agreement with Ericsson to provide printed circuit board assembly, box build, and the associated logistics and distribution activities. The transaction is expected to be completed during the Company's third fiscal quarter of 1999. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction will be accounted for as a purchase of assets. Subject to final negotiations, due diligence and working capital levels at the time of closing, the estimated purchase price is approximately $15,000.

(11)  INCOME TAXES

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the three and six month periods ended July 4, 1999.

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

                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                      ----------------------------  ----------------------------
                                      JULY 4, 1999   JUNE 28, 1998  JULY 4, 1999   JUNE 28, 1998
                                      ------------   -------------  ------------   -------------
NET SALES:
Systems assembly and distribution       $ 181,405      $ 142,712      $ 332,318      $ 293,131
Printed wiring boards                      80,564         46,123        151,885         96,831
Other                                      18,124         33,103         43,358         67,350
                                        ---------      ---------      ---------      ---------
                                        $ 280,093      $ 221,938      $ 527,561      $ 457,312
                                        =========      =========      =========      =========
INCOME (LOSS) BEFORE INCOME TAXES*:
Systems assembly and distribution       $   8,706      $   7,205      $  16,337      $  14,155
Printed wiring boards                       8,556          5,066         17,553         13,468
Other                                       5,564          3,428          8,266          4,066
Unallocated general corporate           (8,336) 9         (7,196)     (17,216) 9       (13,665)
                                        ---------      ---------      ---------      ---------
                                        $  14,490      $   8,503      $  24,940      $  18,024
                                        =========      =========      =========      =========
DEPRECIATION AND AMORTIZATION:
Systems assembly and distribution       $   3,425      $   3,774      $   6,774      $   5,440
Printed wiring boards                       5,410          2,667         10,456          5,315
Other                                         878          2,160          1,818          6,062
Unallocated general corporate                 286            275            592            578
                                        ---------      ---------      ---------      ---------
                                        $   9,999      $   8,876      $  19,640      $  17,395
                                        =========      =========      =========      =========
CAPITAL EXPENDITURES:
Systems assembly and distribution       $  10,106      $   8,269      $  21,413      $  14,400
Printed wiring boards                      15,588          8,098         24,024         12,622
Other                                       1,030          2,022          1,929          6,468
Unallocated general corporate                 225             30            925             82
                                        ---------      ---------      ---------      ---------
                                        $  26,949      $  18,419      $  48,291      $  33,572
                                        =========      =========      =========      =========

IDENTIFIABLE ASSETS AT THE END         JULY 4,    JANUARY 3,
       OF EACH PERIOD:                  1999         1999
------------------------------        --------    ----------
Systems assembly and distribution     $266,761     $238,027
Printed wiring boards                  432,741      390,194
Other                                   40,229       79,453
Unallocated general corporate           58,338       39,635
                                      --------     --------
                                      $798,069     $747,309
                                      ========     ========

* Excludes unusual charges of $54,000 for the six months ended June 28, 1998, which related primarily to Other Services. See Note 7 for additional information regarding the unusual charges.

The following summarizes financial information by geographic areas:

                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                      ----------------------------   ---------------------------
                                      JULY 4, 1999   JUNE 28, 1998   JULY 4, 1999  JUNE 28, 1998
                                      ------------   -------------   ------------  -------------
NET SALES:
North America                           $ 157,115      $ 162,262      $ 297,132      $ 331,765
Europe                                     53,623         40,407        109,992         81,823
Asia                                       69,355         19,269        120,437         43,724
                                        ---------      ---------      ---------      ---------
                                        $ 280,093      $ 221,938      $ 527,561      $ 457,312
                                        =========      =========      =========      =========

INCOME (LOSS) BEFORE INCOME TAXES*:
North America                           $  12,264      $   9,984      $  18,623      $  19,821
Europe                                      2,388          4,710          9,028          9,537
Asia                                        8,174          1,005         14,505          2,331
Unallocated general corporate              (8,336)        (7,196)       (17,216)       (13,665)
                                        ---------      ---------      ---------      ---------
                                        $  14,490      $   8,503      $  24,940      $  18,024
                                        =========      =========      =========      =========



 LONG-LIVED ASSETS AT THE END      JULY 4,    JANUARY 3,
      OF EACH PERIOD:               1999         1999
-----------------------------     --------    ----------
North America                     $222,614     $232,134
Europe                             106,438      110,296
Asia                               106,526       80,635
Unallocated general corporate        9,204        9,955
                                  --------     --------
                                  $444,782     $433,020
                                  ========     ========

* Excludes unusual charges of $54,000 for the six months ended June 28, 1998, which related to businesses operated in North America. See Note 7 for additional information regarding the unusual charges.

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

The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Asia). The Company's European and Asian operations, combined, generated approximately 44% and 27% of total net sales for the six months ended July 4, 1999 and June 28, 1998, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political and economic instability.

Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to non-functional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying Consolidated Financial Statements. As of July 4, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:

                                                 NET            NET
                                               FOREIGN      U.S. DOLLAR
                                              CURRENCY      EQUIVALENT
                                               ASSETS         ASSETS
                                            (LIABILITIES)  (LIABILITIES)
                                            -------------  -------------
                 British Pound Sterling           (887)        $(1,399)
                 Chinese Renminbi               (4,863)           (588)
                 Czech Krown                      (190)             (6)
                 Euro                            1,163           1,193
                 Hong Kong Dollar               (1,662)           (214)
                 Malaysian Ringgit              (1,637)           (432)
                 Mexican Peso                     (121)            (13)



At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard Company ("HP") accounted for approximately 17% of net sales during the six months ended July 4, 1999. HP and IBM accounted for 10% and 11% of net sales during the six months ended June 28, 1998, respectively. No other customer accounted for more than 10% of net sales during the six months ended July 4, 1999 or June 28, 1998.

The Company's top ten customers accounted for approximately 56% and 50% of net sales for the six months ended July 4, 1999 and June 28, 1998, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a material adverse effect on the Company's operating results.

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

B.  RESULTS OF OPERATIONS

Total net sales for the quarter ended July 4, 1999 increased $58,155 to $280,093 from $221,938 for the comparable period in 1998. This represents a 26% increase in total net sales, which is lower than the Company's five year compound annual growth rate of 41%. Total net sales for the six months ended July 4, 1999 increased $70,249 to $527,561 from $457,312 for the comparable period in 1998. This represents a 15% increase in total net sales, which is lower than the Company's five year compound annual growth rate of 41%. As further explained below, the Company believes these lower growth rates are attributable to reduced orders from certain product lines from some of the Company's major customers, as well as to divestitures of certain operations.

Net sales from systems assembly and distribution, which represented 65% of net sales for the quarter ended July 4, 1999, increased $38,693 (27%) to $181,405, from $142,712 (64% of net sales) for the corresponding period in 1998. Net sales from systems assembly and distribution, which represented 63% of net sales for the six months ended July 4, 1999, increased $39,187 (13%) to $332,318, from $293,131 (64% of net sales) for the corresponding period in 1998. These increases are primarily the result of the Company's ability to continue to expand sales to new customers worldwide, and to a lesser extent, expanding sales to its existing customer base, which offset approximately $14,786 and $23,451 in reduced orders from some of the Company's major customers for the three and six month periods ended July 4, 1999, respectively.

Net sales from printed wiring board manufacturing operations, which represented 29% of net sales for the quarter ended July 4, 1999, increased $34,441 (75%) to $80,564 from $46,123 (21% of net sales) for the comparable period in 1998. Net sales from printed wiring board manufacturing operations, which represented 29% of net sales for the six months ended July 4, 1999, increased $55,054 (57%) to $151,885 from $96,831 (21% of net sales) for the comparable period in 1998. These increases are attributable to the August 1998 Greatsino acquisition and the October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany.

Net sales for the Company's other products and services, which represented 6% of net sales for the quarter ended July 4, 1999, decreased $14,979 (45%) to $18,124 from $33,103 (15% of net sales) for the comparable period in 1998. Net sales for the Company's other products and services, which represented 8% of net sales for the six months ended July 4, 1999, decreased $23,992 (36%) to $43,358 from $67,350 (15% of net sales) for the comparable period in 1998. Approximately $10,518 of the decrease for the quarter and $17,515 of the decrease for the six month period is attributable to the previously described sale of the PTI business units and the sale of Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab").

Gross profit for the quarter ended July 4, 1999 increased $9,170 to $42,312 from $33,142 in the comparable period in 1998. Gross profit for the six months ended July 4, 1999 increased $65,813 to $80,241 from $14,428 in the comparable period in 1998. Gross margin increased to 15.1% in the quarter ended July 4, 1999 from 14.9% in the comparable period in 1998. The slight improvement in gross margin is attributable to the increased concentration of sales from the Company's printed wiring board operations, which generate higher margins than the Company's other products and service offerings. Gross margin increased to 15.2% in the six months ended July 4, 1999 from 3.2% in the comparable period in 1998. The increase in gross margin is primarily attributable to $52,156 of unusual pre-tax charges during the first quarter of 1998 associated with the exit from wafer fabrication at Orbit. Excluding unusual charges, gross profit for the six months ended July 4, 1999 increased $13,657 to $80,241 from $66,584 for the comparable period in 1998. Excluding unusual charges, gross margin improved to 15.2% for the six months ended July 4, 1999 from 14.6% for the six months ended June 28,1998. The gross margin increase was primarily the result of (i) significantly improved margin performance from Dii Semiconductor resulting from a more focused and efficient business model since divesting of its Fab and (ii) the change in sales mix resulting from an increase in printed wiring board revenues, which generate higher margins than the Company's other products and service offerings.

Selling, general and administrative (SG&A) expense increased $1,302 to $20,686 for the quarter ended July 4, 1999 from $19,384 for the comparable period in 1998. The percentage of SG&A expense to net sales decreased to 7.4% for the quarter ended July 4, 1999 from 8.7% in the comparable period in 1998. The increase in absolute dollars was primarily attributable to $2,371 of incremental SG&A expense associated with the addition of Multek's August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany, increased incentive-based stock compensation in the amount of $529, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion offset by a reduction in expenses of approximately $2,755, which is attributable to the previously described sale of the PTI business units and the sale of Orbit's 6-inch, 0.6 micron wafer fabrication facility.

Selling, general and administrative (SG&A) expense increased $2,236 to $40,796 for the six months ended July 4, 1999 from $38,560 for the comparable period in 1998. The percentage of SG&A expense to net sales decreased to 7.7% for the six months ended July 4, 1999 from 8.4% in the comparable period in 1998. The increase in absolute dollars was primarily attributable to $4,220 of incremental SG&A expense associated with the addition of Multek's August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany, increased incentive-based stock compensation in the amount of $738, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion offset by a reduction in expenses of approximately $4,598, which is attributable to the previously described sale of the PTI business units and the sale of Orbit's 6-inch, 0.6 micron wafer fabrication facility.

During fiscal 1998, the Company recognized unusual pre-tax charges of $76,636, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999 and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $54,000 and $22,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $52,156 of the unusual pre-tax charges had been classified as a component of costs of sales in the first quarter 1998.

The components of the unusual charge recorded in fiscal 1998 are as follows:

                                                        FIRST      FOURTH                  NATURE OF
          COMPONENTS OF CHARGE                         QUARTER     QUARTER      TOTAL       CHARGE
          --------------------                         -------     -------     -------     ---------
          Severance ..............................     $   498     $   900     $ 1,398         cash
          Long-lived asset impairment ............      38,257      15,083      53,340     non-cash
          Losses on sales contracts ..............       5,500       4,100       9,600     non-cash
          Incremental uncollectible accounts
            receivable ...........................         900          --         900     non-cash
          Incremental sales returns and allowances       1,500         500       2,000     non-cash
          Inventory write-downs ..................       5,500         250       5,750     non-cash
          Other exit costs .......................       1,845       1,803       3,648         cash
                                                       -------     -------     -------
                    Total ........................     $54,000     $22,636     $76,636
                                                       =======     =======     =======


The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:

                                     LONG-LIVED     LOSSES    UNCOLLECTIBLE  SALES RETURNS  INVENTORY
                                       ASSET       ON SALES      ACCOUNTS         AND         WRITE-       OTHER
                        SEVERANCE    IMPAIRMENT    CONTRACTS    RECEIVABLE     ALLOWANCES     DOWNS      EXIT COSTS     TOTAL
                        ---------    ----------    ---------  -------------  ------------   ---------    ----------   --------
Balance at December
  28, 1997 ..........    $     --     $     --     $     --     $     --       $     --     $     --     $     --     $     --
Activities during the
  year:
  1998 provision ....       1,398       53,340        9,600          900          2,000        5,750        3,648       76,636
  Cash charges ......        (498)          --           --           --             --           --         (465)        (963)
  Non-cash charges ..          --      (53,340)      (8,500)        (767)        (1,500)      (5,500)        (643)     (70,250)
                         --------     --------     --------     --------       --------     --------     --------     --------
Balance at January 3,
  1999 ..............         900           --        1,100          133            500          250        2,540        5,423
Activities during the
  period:
  Cash charges ......        (900)          --           --           --             --           --         (601)      (1,501)
  Non-cash charges ..          --           --       (1,100)        (133)            --         (250)          --       (1,483)
                         --------     --------     --------     --------       --------     --------     --------     --------
Balance at April 4,
  1999 ..............          --           --           --           --            500           --        1,939        2,439
Activities during the
  period:
  Cash charges ......          --           --           --           --             --           --         (584)        (584)
  Non-cash charges ..          --           --           --           --           (500)          --           --         (500)
                         --------     --------     --------     --------       --------     --------     --------     --------
Balance at July 4,
  1999 ..............    $     --     $     --     $     --     $     --       $     --     $     --     $  1,355     $  1,355
                         ========     ========     ========     ========       ========     ========     ========     ========


The unusual pre-tax charges include $53,340 for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. Included in the long-lived asset impairment are charges of $50,739, which relate to the Fab which was written down to its net realizable value based on its sales price. The Company kept the Fab in service until the sale date in January 1999. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company discontinued depreciation expense on the Fab when it determined that it would be disposed of and its net realizable value was known. The impaired long-lived assets consisted primarily of machinery and equipment of $52,418, which were written down by $43,418 to a carrying value of $9,000 and building and improvements of $7,321, which were written down to a carrying value of zero. The long-lived asset impairment also includes the write-off of the remaining goodwill related to Orbit of $601. The remaining $2,000 of asset impairment relates to the write-down to net realizable value of a facility the Company exited during 1998.

The Company purchased Orbit in August of 1996, and supported Orbit's previously made decision to replace its wafer fabrication facility ("fab") with a higher technology fab. The transition to the 6-inch fab was originally scheduled for completion during the summer of 1997, but the changeover took longer than expected and was finally completed in January 1998.

The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry was characterized by excess capacity, which led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers migrated faster than expected to a technology in excess of Orbit's fabrication capabilities, requiring Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this first quarter 1998 charge to correctly size Orbit's asset base to allow its recoverability based upon its then current business size.

The first quarter 1998 unusual charge included $38,257 for the write-down of long-lived assets to fair value. The fair value of these assets was based on estimated market value at the date of the charge. Fair market value was determined in accordance with SFAS No. 121, and included the use of an independent valuation. The impairment charge consists of $37,656 related to property, plant and equipment and $601 related to goodwill. This amount was classified as a component of cost of sales.

Additionally, the first quarter 1998 unusual charge included $7,900 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental sales returns and allowances, primarily resulting from the fab changeover quality issues. This amount was classified as a component of cost of sales.

The first quarter 1998 unusual pre-tax charge also included $7,843 primarily associated with inventory write-downs. This write-down primarily resulted from excess inventory created by deciding to downsize operations.

As previously stated, the Company subsequently decided to sell the manufacturing facility (which occurred in January 1999). This decision resulted in an additional unusual pre-tax charges in the fourth quarter of 1998 of $22,636.

The exit plan is expected to be completed in the third quarter of 1999. As of July 4, 1999, the total remaining cash expenditures expected to be incurred are $1,355 of other exit costs, including legal settlement costs, environmental clean-up costs and other exit costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures. These amounts were recorded in accrued expenses at July 4, 1999.

Interest expense increased $702 to $5,371 for the quarter ended July 4, 1999 from $4,669 for the comparable period in 1998. Interest expense increased $2,465 to $11,853 for the six months ended July 4, 1999 from $9,388 for the comparable period in 1998. These increases are primarily associated with the increased borrowings used to fund the business acquisitions, purchases of manufacturing facilities and strategic investments as described in Note 3 of the condensed consolidated financial statements. In February 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

Interest income decreased $321 to $356 for the quarter ended July 4, 1999 from $677 for the comparable period in 1998. Interest income decreased $854 to $750 for the six months ended July 4, 1999 from $1,604 for the comparable period in 1998. These decreases are attributable to the decreased earnings generated on the lower average balances of invested cash and cash equivalents.

Amortization expense increased $213 to $1,307 for the quarter ended July 4, 1999 from $1,094 for the comparable period in 1998. Amortization expense increased $387 to $2,602 for the six months ended July 4, 1999 from $2,215 for the comparable period in 1998. This increase is attributable to the amortization of debt issue costs associated with the increased borrowings as well as amortization of goodwill associated with acquisitions.

Other expense (net) increased $645 and $799 for the three and six month periods ended July 4, 1999, respectively. These increases are primarily the result of decreased net gains realized on foreign currency transactions combined with increased provisions for doubtful accounts.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the three and six months ended July 4, 1999. The Company's effective income tax rate was 28% for the three and six months ended June 28, 1998 resulting from the mix of foreign and domestic earnings, income tax credits, and changes in previously established valuation allowances for deferred tax assets.

C.  BUSINESS COMBINATIONS, ASSET PURCHASES AND STRATEGIC INVESTMENTS

In August 1998, the Company acquired Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $51,795. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The cost of this acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

Goodwill associated with this acquisition, as well as previous acquisitions, is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than June 2001. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $9,500 for contingent purchase price adjustments during the six months ended July 4, 1999. There were no contingent purchase price adjustments during the six months ended June 28, 1998.

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

In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), a wholly-owned subsidiary of Capetronic International Holdings Limited (Capetronic). The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic after giving effect to the conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company can not hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.

The Company currently accounts for its investment in Capetronic under the cost method. Once the criteria for conversion are reached, the Company will account for this investment as an available-for-sale marketable equity security in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Through this strategic investment and a related manufacturing agreement, the Company has obtained the rights to manufacture a majority of DVB's requirements for set-top boxes to be used for the delivery of video entertainment, data and educational materials in China.

D.  LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At July 4, 1999, the Company had working capital of $70,075 and a current ratio of 1.3x compared with working capital of $87,310 and a current ratio of 1.4x at January 3, 1999. Cash and cash equivalents at July 4, 1999 were $35,734, a decrease of $20,238 from $55,972 at January 3, 1999. This decrease resulted primarily from cash used by investing and financing activities of $33,619 and $16,199, respectively, offset by cash provided by operating activities of $29,687.

Cash provided by operating activities amounted to $29,687 and $42,183 for the six month periods ended July 4, 1999 and June 28, 1998, respectively. For the six months ended July 4, 1999, cash provided by operating activities reflects net income of $21,223 and depreciation and amortization of $19,640 versus a net loss of $25,920, non-cash unusual charges of $51,657 and depreciation and amortization of $17,395 in the six months ended June 28, 1998. The increase in depreciation and amortization of $2,225 is due mainly to the Company's acquisitions. Cash provided by operating activities for the six month period ended July 4, 1999 also reflects an increase in accounts payable of $40,911, offset by increases of $9,331 and $28,195 in accounts receivable and inventory, respectively. For the six months ended June 28, 1998, cash provided by operating activities also reflected decreases in accounts receivable of $15,719 and inventory of $912, offset by a decrease of $13,928 in accrued expenses.

The Company's net cash flows used by investing activities amounted to $33,619 and $29,772 for the six month periods ended July 4, 1999 and June 28, 1998, respectively. Capital expenditures amounted to $48,291 and $33,572 for the quarters ended July 4, 1999 and June 28, 1998, respectively. The capital expenditures represent the Company's continued investment in state-of-the-art, high-technology equipment, which enables the Company to accept increasingly complex and higher-volume orders and to meet current and expected production levels, as well as to replace or upgrade older equipment. The Company received proceeds of $9,128 and $3,800 from the sale of property, plant and equipment during the six month periods ended July 4, 1999 and June 28, 1998, respectively. A significant portion of the proceeds in the six months ended July 4, 1999 was related to the sale of Dii Semiconductor's wafer fabrication facility in January 1999.

In April 1999, the Company completed the divestiture of IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. In March 1999, the Company completed the divestiture of TTI Testron, Inc., its subsidiary that manufactures in-circuit and functional test hardware and software. The Company received cash proceeds from these sales amounting to $26,051, net of divestiture costs.

As discussed in C above, during the six months ended July 4, 1999, the Company made two strategic minority investments amounting to $20,507.

The Company's net cash flows used by financing activities amounted to $16,199 and $17,655 for the six month periods ended July 4, 1999 and June 28, 1998, respectively. The Company repaid $5,535 and $2,479 in capital lease obligations in the six months ended July 4, 1999 and June 28, 1998, respectively. The Company also repaid $16,989 and $2,164 in long-term debt in the six months ended July 4, 1999 and June 28, 1998, respectively. The Company received $3,426 and $3,146 in proceeds from stock issued under its stock plans in the six months ended July 4, 1999 and June 28, 1998, respectively. Additionally, during the six months ended June 28, 1998, the Company repurchased 850,000 shares of its common stock at a cost of $16,158.

During the six months of 1999, the Company borrowed an additional $3,000 under its $110,000 senior secured revolving line-of-credit facility. As of July 4, 1999, there were $40,500 in borrowings outstanding under the Company's $110,000 senior secured revolving line-of-credit facility. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of July 4, 1999, the Company was in compliance with all loan covenants.

As of February 18, 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

On May 4, 1999, the Company announced that it has signed a memorandum of understanding with Ericsson Austria AG to purchase Ericsson's manufacturing facility and related assets located in Kindberg, Austria. Subject to concluding this transaction, the Company will enter into a long-term supply agreement with

Ericsson to provide printed circuit board assembly, box build, and the associated logistics and distribution activities. The transaction is expected to be completed during the Company's third fiscal quarter of 1999. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction will be accounted for as a purchase of assets. Subject to final negotiations, due diligence and working capital levels at the time of closing, the estimated purchase price is approximately $15,000.

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

Implementation of the program is ongoing with all of the operating entities having completed the inventory and assessment phases. Each operating company has identified those software programs and related hardware that are non-compliant and is in the process of developing remediation or replacement plans and establishing benchmark dates for completion of each phase of those plans. The Company anticipates that mission-critical software and hardware will be compliant by the third quarter of 1999 for all but two sites, both of which will be compliant by November 1999. The Company has projected to have completed all system testing by the close of September 1999, except for one site, which will be completed in November 1999. Until system testing is completed, the Company cannot fully estimate the risks of its Year 2000 issue. To date, management has not identified any IT assets that present a material risk of not being Year 2000-ready, or for which a suitable alternative cannot be implemented. However, as the program proceeds into subsequent phases, it is possible that the Company may identify assets that do present a risk of a Year 2000-related disruption. It is also possible that such a disruption could have a material adverse effect on financial condition and results of operations.

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

The program calls for the development of contingency plans for the Company's at-risk business functions. The Company is finalizing its Year 2000 contingency plans for all of its business critical systems worldwide. These plans will address any business critical failure, both internal and external dependencies, including but not limited to transportation, banking, telecommunications, suppliers, manufacturing, accounting and payroll. Because the Company has not completed testing of mission critical systems, and, accordingly, has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed specific Year 2000 contingency plans. The Company will develop such plans if the results of testing mission-critical systems identify a business function risk. In addition, as a normal course of business, the Company maintains and deploys contingency plans to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000-ready.

To date, the Company estimates that it has spent approximately $5,900 on implementation of the program, with the majority of the work being performed by Company employees. Less than $7,000 has been allocated to address the Year 2000 issue. The Company's aggregate cost estimate includes certain internal recurring costs, but does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000-compliant or costs to implement any contingency plans. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Certain inventory and manufacturing software-related projects were accelerated to ensure Year 2000 compliance. However, such acceleration did not increase the anticipated costs of the projects. The Company has not deferred any specific information technology project as a result of the implementation of the program. The Company is committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to the Company and therefore outside its direct control, there can be no assurances that the Company will be fully Year 2000 compliant. If the modifications and conversions required to make the Company Year 2000-ready are not made, or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

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

The Company will be required to adopt SFAS 133 as of January 2, 2001. The Company has not completed the process of evaluating the impact, if any, that will result from adopting SFAS 133.

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

The Company incurs interest expense on loans made under its Credit Agreement at interest rates that are fixed for a maximum of six months. Borrowings under the Credit Agreement bear interest, at the Company's option, at either: (i) the Applicable Base Rate ("ABR") (as defined in the Credit Agreement) plus the Applicable Margin for ABR Loans ranging between 0.00% and 0.75%, based on certain financial ratios of the Company, or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin for Eurodollar Loans ranging between 1.00% and 2.25%, based on certain financial ratios of the Company. The Eurodollar Rate is subject to market risks and will fluctuate. There has been no material change in the Eurodollar Rate and the fair value of the Company's fixed rate debt since January 3, 1999. The Company had no open interest rate hedge positions to reduce its exposure to changes in interest rates at July 4, 1999.

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to non-functional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying Consolidated Financial Statements. As of July 4, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:

                                                 NET            NET
                                               FOREIGN      U.S. DOLLAR
                                               CURRENCY      EQUIVALENT
                                                ASSETS        ASSETS
                                            (LIABILITIES)  (LIABILITIES)
                                            -------------  -------------
                 British Pound Sterling           (887)        $(1,399)
                 Chinese Renminbi               (4,863)           (588)
                 Czech Krown                      (190)             (6)
                 Euro                            1,163           1,193
                 Hong Kong Dollar               (1,662)           (214)
                 Malaysian Ringgit              (1,637)           (432)
                 Mexican Peso                     (121)            (13)


The Company believes that its revenues and operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse affect on the Company's business, results of operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1997 two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. In July 1999 the federal court action was dismissed with prejudice. The state court action purports to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claims violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaint seeks compensatory and other damages, as well as equitable relief. The Company has filed an answer denying that it misled the securities market. A May 2000 trial date has been set and discovery has commenced. The Company believes that the claims asserted in the action are without merit and intends to defend vigorously against such claims.

A class action complaint (as amended in March 1996 and January 1997) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint alleged that Orbit and three of its officers were responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock, and sought relief under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint sought compensatory and other damages, as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. On May 24, 1999, the Court approved a class-wide settlement of the case, providing for a settlement fund of $1.7 million. Orbit's contribution to the settlement fund was $143,000, and the balance was paid by Orbit's insurance carriers.

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

ITEM 6(a).   EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

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

                                     THE DII GROUP, INC.

    Date:   August 18, 1999          By:  /s/ Carl R. Vertuca, Jr.
                                          --------------------------------------
                                              Carl R. Vertuca, Jr.
                                              Executive Vice President--Finance,
                                              Administration and Corporate
                                              Development

    Date:   August 18, 1999          By:  /s/ Thomas J. Smach
                                          --------------------------------------
                                              Thomas J. Smach
                                              Chief Financial Officer

                                  EXHIBIT INDEX


             EXHIBIT
             NUMBER             DESCRIPTION
             -------            -----------
              15      Letter re: Unaudited Interim Financial Information.

              23.1    Report of Independent Accountants - Deloitte & Touche LLP.

              27      Financial Data Schedule.