Form 10-K/A
period 1999-01-03
DII GROUP INC
filed 1999-09-08
CIK 899047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

              Shares of common stock outstanding at March 1, 1999:
                                   30,659,406

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 1999 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     EXPLANATORY NOTE: Pursuant to this Form 10-K/A, The DII Group, Inc. amends "ITEM 6. SELECTED FINANCIAL DATA," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of Part II and "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" of Part IV of its Annual Report on Form 10-K for the year ended January 3, 1999.



     This amendment includes additional disclosures concerning unusual charges recognized by the Company. Additionally, the financial statements for the year ended January 3, 1999 have been restated from amounts previously reported to remove $3,842 from unusual charges and to increase selling, general and administrative expenses by $3,842. The restatement had no impact on the Company's net sales or net income for the 1998 fiscal year. See Note 13 of the Consolidated Financial Statements for further information regarding this restatement.


ITEM 6. SELECTED FINANCIAL DATA

     "ITEM 6. SELECTED FINANCIAL DATA" is hereby amended to read as follows:

     As more fully described in Note 2 of the Consolidated Financial Statements, the Company merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit") on August 22, 1996, and ultimately Orbit became a wholly owned subsidiary of the Dii Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies. The following consolidated financial data have been derived from the restated consolidated financial statements:

                                                                              FOR THE FISCAL YEARS
                                                              ----------------------------------------------------
                                                              1998(7)      1997     1996(6)      1995     1994(5)
                                                              --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS(1):
Net sales...................................................  $925,543   $779,603   $458,893   $396,978   $258,464
Income (loss) before extraordinary item.....................   (17,032)    35,320     10,035     23,654      8,803
Basic earnings (loss) per share before extraordinary
  item(2)...................................................     (0.68)      1.43       0.42       1.05       0.44
Diluted earnings (loss) per share before extraordinary
  item(2)...................................................     (0.68)      1.26       0.40       0.95       0.41
CASH DIVIDENDS DECLARED.....................................  $     --   $     --   $     --   $     --   $     --

                                               JANUARY 3,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,   DECEMBER 31,
                                                1999(7)         1997         1996(6)          1995         1994(5)
                                               ----------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA(1):
Cash and cash equivalents....................   $ 55,972      $ 85,067       $ 25,010       $ 55,533       $ 15,161
Total assets.................................    747,309       592,729        335,851        327,311        211,460
Convertible subordinated notes(3)............     86,235        86,250         86,250         86,250             --
Long-term debt, excluding convertible
  subordinated notes(4)......................    273,684       156,545         12,938          9,401         31,872
Total stockholders' equity (2)(3)............    175,721       207,348        159,037        145,549        118,452

---------------

(1) See Notes 2 and 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

(2) See Notes 10 and 12 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

(3) As of February 18, 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101. See Note 6 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

(4) Long-term debt excludes current portion and includes bank term debt, revolving line-of-credit borrowings, other long-term debt (including capital lease obligations), and senior subordinated notes. See Notes 5 and 9 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

(5) The Company recorded unusual pre-tax charges of $12,100 in fiscal 1994. These unusual charges were primarily associated with the write-down of certain assets to net realizable value relating to two under-capitalized start-up customers.

(6) The Company recorded unusual pre-tax charges of $16,532 in fiscal 1996. These charges consisted of $4,649 for costs associated with the Orbit merger and closure costs of $11,883 related to Orbit's 4-inch, 1.2 micron wafer fabrication facility, including impairment of long-lived assets and non-recoverable inventory, write-off of a foreign investment of Orbit and other exit costs. See Note 7 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.


(7) The Company recorded unusual pre-tax charges of $72,794 in fiscal 1998. These charges consisted primarily of the write-down of the Orbit 6-inch, 0.6 micron wafer fabrication facility to net realizable value, losses on sales contracts, incremental amounts of uncollectible accounts receivable, incremental amounts of sales returns and allowances, inventory write-downs and other exit costs. See Note 7 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is hereby amended to read as follows:

OVERVIEW

     The Company's fiscal year consists of either a 52-week or 53-week period ending on the Sunday nearest to December 31. Accordingly, the accompanying consolidated financial statements are presented as of January 3, 1999 and December 28, 1997, and for the 53 weeks ended January 3, 1999 and 52 weeks ended December 28, 1997 and December 29, 1996. Each fiscal year is referred to herein as fiscal 1998, 1997, and 1996, respectively.

     On July 29, 1997, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend, which was distributed on September 2, 1997, to shareholders of record as of August 15, 1997. All share and per-share data included herein have been retroactively restated to reflect the split.

     The Company is a leading provider of electronics design and manufacturing services that operates through a global network of independent business units. These business units are uniquely linked to provide the following related products and services:

          Design and Semiconductor Services -- Through Dii Technologies the Company provides printed circuit board and back panel design services, as well as design for manufacturability and test and total life cycle planning.

     Through Dii Semiconductor (formerly known as Orbit Semiconductor), the Company provides the following application-specific integrated circuit ("ASIC") design services to its OEM customers:

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

          Systems Assembly and Distribution -- The Company assembles complex electronic circuits and provides final system configuration ("box build") and distribution through Dovatron. These services are commonly referred to as contract electronics manufacturing ("CEM").

     By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to differentiate its product and service offerings from those of its competitors, develop long-term relationships with its customers, and enhance profitability.

     The Company also has a non-core business unit known as Process Technologies International ("PTI"). Through this business unit, the Company manufactures surface mount printed circuit board solder cream stencils through IRI International and Chemtech; designs and manufactures in-circuit and functional test software and hardware through TTI Testron; and manufactures depaneling equipment and automated handling systems used in the printed circuit board assembly process through Cencorp Automation Systems. Management has undertaken an initiative to divest this non-core business unit, in order to sharpen its focus on the Company's core businesses of custom semiconductor design, printed wiring board design and fabrication, and systems assembly and distribution.

     The Company does not believe that a sale of PTI would result in any adverse impact on the Company's 1999 consolidated financial position. If the Company sells PTI, the Company's consolidated revenues and operating results will be adversely impacted (by less than 10%) until such time as the proceeds are reinvested back into the Company's core businesses of custom semiconductor design, printed wiring board design and fabrication, and systems assembly and distribution.

     Operating results may also be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation employed on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies, and products on a timely basis. Each of these factors has had in the past, and may have in the future, an adverse effect on the Company's operating results.

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

     The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Asia). The Company's operations located outside of the United States generated approximately 43%, 42% and 25% of total net sales in fiscal 1998, 1997 and 1996, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws, and, in certain parts of the world, political and economic instability.

     At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard accounted for 10% and 17% of net sales in fiscal 1998 and 1997, respectively. IBM accounted for 10% of net sales in fiscal 1998. No other customer accounted for more than 10% of net sales during fiscal 1998, 1997 or 1996. The Company's top ten customers accounted for 48%, 50%, and 43% of net sales in fiscal 1998, 1997 and 1996, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a material adverse effect on the Company's operating results.

     Although management believes the Company has a broad diversification of customers and markets, the Company has few material, firm long-term commitments or volume guarantees from its customers. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction, or delay in orders could have a material adverse effect on the Company's operating results. In the past, changes in customer orders have had a significant impact on the Company's results of operations due to corresponding changes in the level of overhead absorption.

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

     Acquisitions involve numerous risks, including difficulties in assimilating the operations, technologies, and products and services of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to successfully integrate newly acquired businesses. Such a failure could have a material adverse effect on the Company's business, financial condition, and results of operations. The integration of certain operations following an acquisition will require the dedication of management resources that may distract attention from the day-to-day business of the Company.

     In August 1998 the Company acquired Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $51,795. The initial purchase price is subject to adjustment for contingent consideration of no more than $40,000, based upon the business achieving specified levels of earnings through August 31, 1999. As of January 3, 1999, the Company had accrued $9,000 of contingent consideration. In October 1998, the Company acquired Hewlett-Packard's printed wiring board fabrication facility located in Boeblingen, Germany, and its related production equipment, inventory and other assets, for a purchase price of approximately $89,900, subject to certain post-closing adjustments. In connection with the purchase, the Company entered into a three-year supply agreement with Hewlett-Packard. These two transactions represent significant steps in the Company's strategy of expanding its worldwide operations, enhancing its technology offerings, increasing its volume production capabilities, and diversifying its customer base. However, these transactions subject the Company to acquisition-related risks, as well as risks associated with international operations. If these operations do not prove to be as successful as the Company expects, the Company's financial condition and results of operations could be materially adversely affected. In addition, the Greatsino acquisition, as well as certain prior acquisitions, are subject to contingent purchase price adjustments for varying periods, all of which end no later than June 2001. Such adjustments would increase the goodwill allocated to these acquisitions.

     See Note 2 and Note 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein for information regarding acquisitions and manufacturing facility purchases.

OPERATING RESULTS

FISCAL 1998 COMPARED WITH FISCAL 1997


     Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that certain costs included in its accrual for estimated losses on sales contracts recorded as unusual charges in fiscal 1998 (see Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which those costs were incurred. As a result, the financial statements for the year ended January 3, 1999 have been restated from amounts previously reported to remove $3,842 from unusual charges and to increase selling, general and administrative expenses by $3,842. See

Note 15 of the Company's 1998 Consolidated Financial Statements for further information regarding this restatement.


     Total net sales in fiscal 1998 increased $145,940 to $925,543 from $779,603 in fiscal 1997. This represents a 19% increase in total net sales, which is substantially lower than the Company's five year compound annual growth rate of 41%. The Company believes this lower growth rate is partially attributable to the electronics industry's downturn in fiscal 1998, as evidenced by diminished product demand, declines in average selling prices, and overcapacity, all of which reduced the Company's customers' growth rates.

     Net sales from systems assembly and distribution, which represented 64% of net sales in fiscal 1998, increased $75,208 (15%) to $589,286 from $514,078 (66%
of net sales) in fiscal 1997. This increase is primarily the result of increases in sales volume of $122,343 from existing and new customers, partially offset by approximately $66,050 in reduced orders of certain product lines from some of Dovatron's major customers in the office automation segment. The Dovatron acquisitions described in Note 2 of the Company's 1998 Consolidated Financial Statements included elsewhere herein, also accounted for $18,915 of this sales growth.

     Net sales from printed wiring board design and manufacturing operations, which represented 23% of net sales in fiscal 1998, increased $80,589 (63%) to $208,696 from $128,107 (16% of net sales) in fiscal 1997. This increase is attributable to increases in sales to both existing and new customers of $25,790, offset by approximately $27,696 in reduced orders of certain product lines from some of Multek's major customers primarily in the semiconductor test equipment industry. Additionally, $82,495 of the sales growth is attributable to the Multek acquisitions and the purchases of the manufacturing facilities described in Notes 2 and 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

     Net sales for the Company's other products and services, which represented 13% of net sales in fiscal 1998, decreased $9,857 (7%) to $127,561 from $137,418
(18% of net sales) in fiscal 1997. This decrease is primarily attributable to the downturn in the semiconductor and machine tool industries, which was characterized by diminished product demand, accelerated erosion of average selling prices, and overcapacity.


     Gross profit in 1998 decreased $63,348 to $68,592 from $131,940 in fiscal 1997. Gross margin decreased to 7.4% in fiscal 1998 from 16.9% in fiscal 1997. The gross margin was adversely affected by unusual pre-tax charges of $70,340 during fiscal 1998 associated with the exit from wafer fabrication at Orbit. Excluding unusual charges, gross profit in fiscal 1998 increased $6,992 to $138,932 from $131,940 in fiscal 1997. Excluding unusual charges, gross margin decreased to 15.0% in fiscal 1998 as compared with 16.9% in fiscal 1997. In addition to the unusual charges, gross margin was adversely affected by (i) the increased level of systems build ("box-build") projects for Dovatron, which typically have lower margins than its non box-build projects; (ii) the incremental production from the Multek acquisitions described in Note 2 and the purchases of manufacturing facilities described in Note 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein, which carry lower gross margins than historical Multek high-technology and quick-turn business;
(iii) continued manufacturing inefficiencies, underutilization, and yield problems at Orbit; and (iv) the electronics industry downturn experienced in 1998 (especially in the semiconductor and machine tool industries), characterized by diminished product demand, accelerated erosion of average selling prices, and overcapacity.



     Selling, general and administrative (SG&A) expense increased $12,377 to $81,160 in fiscal 1998 from $68,783 in fiscal 1997. The percentage of SG&A expense to net sales was 8.8% in both fiscal 1998 and 1997. The increase in absolute dollars is related to (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth; (ii) incremental SG&A expense of $1,095 attributable to the acquisitions described in Note 2 of the Company's 1998 Consolidated Financial Statements included elsewhere herein; and
(iii) incremental SG&A expense of $2,834 attributable to the purchases of the manufacturing facilities described in Note 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.



     During fiscal 1998, the Company recognized unusual pre-tax charges of $72,794, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was ultimately sold in January 1999. As discussed below, $70,340 of the unusual pre-tax charges have been classified as a component of cost of sales.


     The components of the unusual charge recorded in fiscal 1998 are as follows:


                                                 FIRST    FOURTH    FISCAL    NATURE OF
                                                QUARTER   QUARTER    1998      CHARGE
                                                -------   -------   -------   ---------
Severance.....................................  $   498   $   900   $ 1,398       cash
Long-lived asset impairment...................   38,257    15,083    53,340   non-cash
Losses on sales contracts.....................    2,658     3,100     5,758   non-cash
Incremental uncollectible accounts
  receivable..................................      900        --       900   non-cash
Incremental sales returns and allowances......    1,500       500     2,000   non-cash
Inventory write-downs.........................    5,500       250     5,750   non-cash
Other exit costs..............................    1,845     1,803     3,648       cash
                                                -------   -------   -------
          Total unusual pre-tax charges.......  $51,158   $21,636   $72,794
                                                =======   =======   =======



     The following table summarizes the components and activity related to the charges taken in connection with the 1998 unusual charges:



                                         LONG-LIVED    LOSSES     UNCOLLECTIBLE      SALES      INVENTORY
                                           ASSET      ON SALES      ACCOUNTS      RETURNS AND    WRITE-       OTHER
                             SEVERANCE   IMPAIRMENT   CONTRACTS    RECEIVABLE     ALLOWANCES      DOWNS     EXIT COSTS    TOTAL
                             ---------   ----------   ---------   -------------   -----------   ---------   ----------   --------
Balance at December 28,
  1997.....................   $   --      $     --     $    --        $  --         $    --      $    --      $   --     $     --
Activities during the year:
  1998 provision...........    1,398        53,340       5,758          900           2,000        5,750       3,648       72,794
  Cash charges.............     (498)           --          --           --              --           --        (465)        (963)
  Non-cash charges.........       --       (53,340)     (4,658)        (767)         (1,500)      (5,500)       (643)     (66,408)
                              ------      --------     -------        -----         -------      -------      ------     --------
Balance at January 3,
  1999.....................   $  900      $     --     $ 1,100        $ 133         $   500      $   250      $2,540     $  5,423
                              ======      ========     =======        =====         =======      =======      ======     ========



     Of the total unusual pre-tax charges, $1,398 relate to employee termination costs and have been classified as a component of costs of sales. As of January 3, 1999, approximately 40 people have been terminated, and another 170 people were terminated when the Fab was sold in the first quarter of fiscal 1999. The Company paid approximately $498 of employee termination costs during fiscal 1998. The remaining $900 is classified as accrued compensation and benefits as of January 3, 1999 and was paid out in the first quarter of fiscal 1999.



     The unusual pre-tax charges include $53,340 for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. Included in the long-lived asset impairment are charges of $50,739, which relate to the Fab which was written down to its net realizable value based on its sales price. The Company kept the Fab in service until the sale date in January 1999. In accordance with SFAS No. 121, the Company discontinued depreciation expense on the Fab when it determined that it would be disposed of and its net realizable value was known. The impaired long-lived assets consisted primarily of machinery and equipment of $52,418, which were written down by $43,418 to a carrying value of $9,000 and building and improvements of $7,321, which were written down to a carrying value of zero. The long-lived asset impairment also includes the write-off of the remaining goodwill related to Orbit of $601. The remaining $2,000 of asset impairment relates to the write-down to net realizable value of a facility the Company exited during 1998.



     The Company entered into certain non-cancelable sales contracts to provide semiconductors to customers at fixed prices. Because the Company was obligated to fulfill the terms of the agreements at selling prices which were not sufficient to cover the cost to produce or acquire such products, a liability for losses on sales contracts was recorded for the estimated future amount of such losses. The unusual pre-tax charges include $8,658 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental costs for sales returns and allowances. Of this amount, $6,925 was incurred during fiscal 1998 and

$1,733 is expected to be incurred in the first quarter of fiscal 1999 and is included in accrued expenses at January 3, 1999. These losses are classified as a component of cost of sales.


     The unusual pre-tax charges also include $9,398 for losses on inventory write-downs and other exit costs. The Company has written off and disposed of approximately $5,750 of inventory, which has been classified as a component of cost of sales. The loss on the sale of the Fab includes $3,648 of incremental costs and contractual obligations for items such as lease termination costs, litigation, environmental clean-up costs, and other exit costs incurred directly as a result of the exit plan. Of the $3,648, approximately $1,194 have been classified as a component of cost of sales. The Company had remaining liabilities of $2,540 related to these other exit costs, which have been classified as accrued expenses as of January 3, 1999.


     The exit plan is expected to be completed in the third quarter of 1999. Total remaining cash expenditures expected to be incurred in 1999 are $3,440, consisting of $900 of severance and $2,540 of other exit costs, including legal settlement costs, lease and other exit fees, and environmental costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures.


     Interest expense increased $11,019 to $21,680 in fiscal 1998 from $10,661 in fiscal 1997. The increase is primarily due to increased borrowings described in Note 5 of the Company's 1998 Consolidated Financial Statements included elsewhere herein used to fund the business acquisitions and purchases of manufacturing facilities.


     Amortization expense increased $693 to $4,661 in fiscal 1998 from $3,968 in fiscal 1997. This increase is attributable to the amortization of debt issue costs associated with the increased borrowings used to fund the business acquisitions and purchases of manufacturing facilities as well as amortization of goodwill associated with such acquisitions.

     Other expense (net) decreased $544 in fiscal 1998 from fiscal 1997 mainly due to increased net gains realized on foreign currency transactions and reduced provisions for doubtful accounts.

     The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits, and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings.

     Foreign income from operations before income taxes amounted to $32,721 and $25,936 in fiscal 1998 and 1997, respectively. Domestic loss from operations before income taxes amounted to $71,253 in fiscal 1998. Domestic income from operations before income taxes amounted to $23,729 in fiscal 1997. The mix of foreign and domestic income or loss from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, and management's current assessment of the required valuation allowance resulted in an estimated effective income tax rate of 56% in fiscal 1998. Excluding the unusual charges, the effective income tax rate in fiscal 1998 was 20%. The Company's effective income tax rate was 29% in fiscal 1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Total net sales in fiscal 1997 increased $320,710 (70%) to $779,603 from $458,893 in fiscal 1996. Net sales from systems assembly and distribution, which represented 66% of net sales in fiscal 1997, increased $239,427 (87%) to $514,078 from $274,651 (60% of net sales) in fiscal 1996. The sales growth is primarily attributable to significant increases in orders from both existing and new customers, such as the high volume, multi-site production order for Hewlett-Packard, which began ramping in early fiscal 1997.

     Net sales from printed wiring board design and manufacturing operations, which represented 16% of net sales in fiscal 1997, increased $55,256 (76%) to $128,107 from $72,851 (16% of net sales) in fiscal 1996. The sales growth in fiscal 1997 is attributable to increases in sales to both existing and new customers of $17,321. Additionally, $37,935 of the sales growth is attributable to the Multek acquisitions described in Note 2 of the Company's 1998 Consolidated Financial Statements included elsewhere herein and the purchase of the manufacturing facility in 1997 described in Note 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.

     Net sales for the Company's other products and services, which represented 18% of net sales in fiscal 1997, increased $26,027 (23%) to $137,418 from $111,391 (24% of net sales) in fiscal 1996. This increase is attributable to increases in sales to both existing and new customers of $16,222. Additionally, $9,805 of the sales growth is attributable to the acquisitions described in Note 2 of the Company's 1998 Consolidated Financial Statements included elsewhere herein.


     Gross profit in 1997 increased $55,540 to $131,940 from $76,400 in fiscal 1996. Gross margin increased to 16.9% in fiscal 1997 compared to 16.6% in fiscal 1996. The increase in gross margin is primarily attributable to $11,883 of unusual pre-tax charges during 1996 related to the transition of wafer fabrication facilities at Orbit. Excluding unusual charges, gross profit in fiscal 1997 increased $43,657 to $131,940 from $88,283 in fiscal 1996. Excluding unusual charges, the gross margin decreased to 16.9% in fiscal 1997 from 19.2% in fiscal 1996. Offsetting the increase attributable to the 1996 unusual pre-tax charges were reductions in gross margin attributable primarily to (i) the increase in systems assembly and distribution revenues, which generate lower margins than the Company's other products and service offerings, (ii) Multek's underabsorbed overhead associated with the transition of its printed wiring board facility purchased in August 1997 to the merchant market, and (iii) Orbit's underabsorption of overhead associated with its transition into its new 6-inch, 0.6 micron wafer fabrication facility. The transition into Orbit's 6-inch, 0.6 micron fabrication facility took longer than originally anticipated. The Company completed the transition into its 6-inch, 0.6 micron facility and sold its 4-inch, 1.2 micron wafer fabrication facility during the first quarter of 1998.



     SG&A expense increased $20,243 to $68,783 in fiscal 1997 from $48,540 in fiscal 1996. The percentage of SG&A expense to net sales was 8.8% and 10.6% for fiscal years 1997 and 1996, respectively. The increase in absolute dollars was primarily attributable to (i) additional costs associated with the start-up of Orbit's newly acquired wafer fabrication facility while winding down its old wafer fabrication facility, (ii) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth, (iii) increased incentive-based stock compensation in the amount of $3,189, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, (iv) incremental SG&A expense of $2,965 attributable to the acquisitions described in Note 2 of the Company's 1998 Consolidated Financial Statements included elsewhere herein; and (v) incremental SG&A expense of $2,194 attributable to the purchase of the manufacturing facility in 1997 described in Note 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein. The percentage of SG&A expense to net sales decreased in fiscal 1997 when compared with fiscal 1996 due to better absorption from the increase in revenues.


     In fiscal 1996, the Company recognized $16,532 of unusual charges related to its merger with Orbit and the closure of Orbit's 4-inch, 1.2 micron wafer fabrication facility. The components of the unusual charges recorded in fiscal 1996 are as follows:


                                                              AMOUNT OF   NATURE OF
                                                               CHARGE      CHARGE
                                                              ---------   ---------
Merger costs................................................   $ 4,649        cash
Long-lived asset impairment.................................     7,970    non-cash
Impairment of investment in foreign subsidiary..............     1,763    non-cash
Inventory write-downs.......................................     1,500    non-cash
Other exit costs............................................       650        cash
                                                               -------
          Total unusual pre-tax charges.....................   $16,532
                                                               =======

     The following table summarizes the components and activities related to the charges taken in connection with the 1996 unusual charges:



                                                  IMPAIRMENT   LONG-LIVED    INVENTORY
                                      MERGER       OF ORBIT      ASSET        WRITE-        OTHER
                                      COSTS         ISRAEL     IMPAIRMENT      DOWNS      EXIT COSTS    TOTAL
                                   ------------   ----------   ----------   -----------   ----------   --------
Balance at December 31, 1995.....    $    --       $    --      $    --       $   --        $  --      $     --
Activities during the year:
  1996 provision.................      4,649         1,763        7,970        1,500          650        16,532
  Cash charges...................     (4,649)           --           --           --         (220)       (4,869)
  Non-cash charges...............         --        (1,763)      (7,970)      (1,500)          --       (11,233)
                                     -------       -------      -------       ------        -----      --------
Balance at December 29, 1996.....         --            --           --           --          430           430
Activity during the year:
  Cash charges...................         --            --           --           --         (430)         (430)
                                     -------       -------      -------       ------        -----      --------
Balance at December 28, 1997.....    $    --       $    --      $    --       $   --        $  --      $     --
                                     =======       =======      =======       ======        =====      ========



     The Company recorded unusual pre-tax charges of $4,649 for transaction costs associated with its merger with Orbit Semiconductor, Inc. The merger transaction costs consisted primarily of $2,303 of investment banking related costs, $1,625 of attorney, accountant and consulting fees and $721 of other costs, such as registration fees, financial printing and other incremental merger related costs.



     The unusual pre-tax charges include $7,970 for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. These write-offs related to the 4-inch 1.2 micron fab, which the Company kept in service until the sale date in January 1998. In accordance with SFAS No. 121, the Company discontinued depreciation expense on the Fab when it was determined that it would be disposed of and its net realizable value was estimable. The impaired long-lived assets consisted primarily of the following: buildings of $6,533 which were written down by $4,041 to a carrying value of $2,492 and machinery and equipment of $3,929 which were written down to a carrying value of zero.


     The unusual pre-tax charges include $1,763 associated with the write-off of Orbit's investment in a subsidiary established to expand its manufacturing capacity in Israel. The Israel expansion was no longer required with the acquisition of a 6-inch, 0.6 micron facility in fiscal 1996. These charges had been classified as a component of cost of sales.

     The unusual pre-tax charges also include $2,150 for losses on inventory write-downs and other exit costs. The Company wrote-off and disposed of approximately $1,500 of inventory, which was classified as a component of cost of sales. The loss on the closure of the Fab includes $650 of incremental costs and contractual obligations for items such as lease termination costs and environmental clean-up costs incurred directly as a result of the exit plan. All of the other exit costs were classified as a component of cost of sales.

     The total cash expenditures incurred in connection with the exit plan were funded through operating cash flows. All previously established provisions associated with the closure were completely utilized in fiscal 1997. The original accrual estimates approximated the actual amounts required to complete the transaction.

     Interest expense increased $4,394 to $10,661 in fiscal 1997 from $6,267 in fiscal 1996. The increase is primarily due to increased borrowings described in
Note 5 of the Company's 1998 Consolidated Financial Statements included elsewhere herein used to fund the 1997 business acquisitions and purchase of manufacturing facility.

     Amortization expense increased $850 to $3,968 in fiscal 1997 from $3,118 in fiscal 1996. This increase is attributable to the amortization of debt issue costs associated with the increased borrowings described in Note 5 of the Company's 1998 Consolidated Financial Statements included elsewhere herein used to fund the 1997 business acquisitions and purchase of manufacturing facility as well as amortization of goodwill associated with the 1997 business acquisitions.

     Other expense (net) increased $722 in fiscal 1997 from fiscal 1996 mainly as the result of increased provisions for doubtful accounts receivable.

     Foreign income from operations before income taxes amounted to $25,936 and $4,650 in fiscal 1997 and 1996, respectively. Domestic income from operations before income taxes amounted to $23,729 and $11,023 in fiscal 1997 and 1996, respectively. The mix of foreign and domestic earnings, income tax credits, the recognition of income tax loss and tax credit carryforwards, changes in previously established valuation allowances for deferred tax assets, and certain Orbit merger costs not being deductible for income tax purposes in fiscal 1996 resulted in an estimated effective income tax rate of 29% and 36% in fiscal 1997 and 1996, respectively.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

     At January 3, 1999, the Company had working capital of $87,310 and a current ratio of 1.4x, compared with working capital of $160,618 and a current ratio of 2.2x at December 28, 1997. Cash and cash equivalents at January 3, 1999, were $55,972, a decrease of $29,095 from $85,067 at December 28, 1997.
This decrease resulted primarily from cash used by 1998 investing activities of $204,924, offset by cash provided by fiscal 1998 operating and financing activities of $68,105 and $107,277, respectively.


     Cash provided by operating activities amounted to $68,105 and $51,607 in fiscal 1998 and 1997, respectively. In fiscal 1998, cash provided by operating activities included a net loss of $17,032, offset by the effects of the non-cash unusual charges of $67,748. Additionally, in fiscal 1998 cash provided by operating activities included depreciation and amortization of $32,999 versus $22,342 in fiscal 1997. This represents a $10,657 increase that is mainly attributable to the Company's acquisitions. Cash provided by operating activities also reflects a $10,782 decrease in inventory and a $12,591 increase in accounts payable, offset by an increase in accounts receivable of $15,737. In fiscal 1997, cash provided by operating activities reflects net income of $35,320 and $22,342 in depreciation and amortization expense, offset by a $52,297 increase in accounts receivable and a $26,474 increase in inventory. Cash provided by operating activities in fiscal 1997 also reflects increases in accounts payable of $50,619 and accrued expenses of $22,284.


     Net cash flows used by investing activities amounted to $204,424 and $126,491 in fiscal 1998 and 1997, respectively. Capital expenditures amounted to $153,891 and $121,269 in fiscal 1998 and 1997, respectively. A significant portion of the capital expenditures in fiscal 1998 were related to the $89,900 purchase of a manufacturing facility in Germany, as more fully described in Note 4 of the Company's 1998 Consolidated Financial Statements included elsewhere herein. Remaining capital expenditures represent the Company's continued investment in state-of-the-art, high-technology equipment, which enables the Company to accept increasingly complex and higher-volume orders and to meet current and expected production levels, as well as to replace or upgrade older equipment that was either returned or sold. The Company received proceeds of $3,362 and $2,717 from the sale of equipment in fiscal 1998 and 1997, respectively, to allow for the potential replacement of older equipment with state-of-the-art, high-technology equipment. The Company expects capital expenditures in fiscal 1999 to be in the range of $80,000 to $100,000.

     During 1998 and 1997, the Company made certain business acquisitions. The cash purchase price, net of cash acquired, for these acquisitions amounted to $53,895 and $7,939 in fiscal 1998 and 1997, respectively. The original purchase prices for these acquisitions are subject to adjustments for contingent consideration based upon the businesses achieving specified levels of earnings for varying periods, all of which end no later than June 2001. See Note 2 of the Company's 1998 Consolidated Financial Statements included elsewhere herein for information regarding business acquisitions.

     Net cash flows provided by financing activities amounted to $107,277 and $134,682 in fiscal 1998 and 1997, respectively, primarily resulting from the proceeds from issuance of long-term debt amounting to $137,500 and $150,000 in fiscal 1998 and 1997, respectively. These borrowings, as described in Note 5 of the Company's 1998 Consolidated Financial Statements included elsewhere herein, were used to fund the business acquisitions and purchases of manufacturing facilities described in Notes 2 and 4, respectively, of the Company's 1998 Consolidated Financial Statements included elsewhere herein. In addition, the Company repaid $3,375 and $2,455 in capital lease obligations in fiscal 1998 and 1997, respectively. The Company also repaid $5,593 and $10,219 in long-term debt in fiscal 1998 and 1997, respectively. The Company received $6,156 and $6,900 in proceeds from stock issued under its stock plans in fiscal 1998 and 1997, respectively. The Company repurchased 1,454,500 and 192,500 shares of its common stock at a cost of $24,335 and $4,209 in fiscal 1998 and 1997, respectively. The Company could repurchase an additional 353,000 shares of common stock in future years as a part of its share repurchase plan, subject to certain restrictions under its Credit Agreement.

     In October 1998, the Company replaced its $80,000 senior secured revolving line-of-credit facility with a $210,000 Credit Agreement with a syndicate of domestic and foreign banks. The Credit Agreement is more fully described in Note 5 of the Company's 1998 Consolidated Financial Statements included elsewhere herein. The Company anticipates that it will from time to time borrow from its credit facility to fund its operations and growth. Debt issue costs associated with the issuance of the Company's $210,000 Credit Agreement amounted to $3,076 in fiscal 1998. Debt issue costs associated with the issuance of the $150,000 senior subordinated notes and the Company's line-of-credit amounted to $5,335 in fiscal 1997.

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

     See Note 9 of the Company's Consolidated Financial Statements included elsewhere herein for a description of commitments and contingencies.

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

     Implementation of the program is ongoing with all of the operating entities having completed the inventory phase. Each operating company has identified those software programs and related hardware that are non-compliant and is in the process of developing remediation or replacement plans and establishing benchmark dates for completion of each phase of those plans. The Company anticipates that all mission-critical software and hardware will be compliant by the third quarter of 1999. The Company has yet to begin system integration testing. Until system integration testing is substantially in process, the Company cannot fully estimate the risks of its Year 2000 issue. To date, management has not identified any IT assets that present a material risk of not being Year 2000-ready, or for which a suitable alternative cannot be implemented. However, as the program proceeds into subsequent phases, it is possible that the Company may identify assets that do present a risk of a Year 2000-related disruption. It is also possible that such a disruption could have a material adverse effect on financial condition and results of operations.

     As of January 3, 1999, the Company is approximately 80% complete in contacting suppliers who provide both critical IT assets and non-information technology related goods and services (e.g. transportation, packaging, production materials, production supplies, etc.). The Company mailed surveys to its suppliers in order to (i) evaluate the suppliers' Year 2000 compliance plans and state of readiness and (ii) determine whether a Year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the Year 2000 is approached and reached. For a vast majority of those suppliers of IT assets who have responded, the Company has received assurances that these assets will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. The Company has received responses from approximately 70% of suppliers of non-IT assets. The Company is in the process of reviewing responses for accuracy and adequacy, and sending follow-up surveys or contacting suppliers directly via phone for those non-responsive suppliers.

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

     The Company does not expect the costs associated with its Year 2000 efforts to be substantial. To date, the Company estimates that it has spent approximately $1,854 on implementation of the program, with the majority of the work being performed by Company employees. Less than $7,000 has been allocated to address the Year 2000 issue. The Company's aggregate cost estimate includes certain internal recurring costs, but does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000-compliant or costs to implement any contingency plans. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Certain inventory and manufacturing software-related projects were accelerated to ensure Year 2000 compliance. However, such acceleration did not increase the anticipated costs of the projects. The Company has not deferred any specific information technology project as a result of the implementation of the program. The Company is committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to the Company and therefore outside its direct control, there can be no assurances that the Company will be fully Year 2000 compliant. If the modifications and conversions required to make the Company Year 2000-ready are not made, or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

NEW ACCOUNTING STANDARDS


     The FASB has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) are recognized in earnings or in other comprehensive income each reporting period, depending on the intended use of the derivative and the resulting designation. Generally, changes in the fair value of derivatives not designated as a hedge, as well as changes in fair value of fair-value designated hedges (and the item being hedged), are required to be reported in earnings. Changes in fair value of other types of designated hedges are generally reported in other comprehensive income. The ineffective portion of a designated hedge, as defined, is reported in earnings immediately. The Company will be required to adopt SFAS 133 as of January 2, 2001. The Company has not completed the process of evaluating the impact, if any, that will result from adopting SFAS 133.


     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Some of the important factors that affect these statements have been described above as each subject is discussed. Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the Year 2000 issue, including problems that may arise on the part of third parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" is hereby amended to read as follows:

     The following consolidated financial statements and supplementary data (included in Note 14 of the Notes to Consolidated Financial Statements), are included herein:

     Independent Auditors' Reports
     Consolidated Statements of Operations
     Consolidated Balance Sheets
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements


                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



     "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" is hereby amended for the sole purpose of including updated consent of independent auditors.



     (a)(3) List of Exhibits:



        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          23.1           -- Consent of Independent Auditors -- Deloitte & Touche LLP
          23.2           -- Consent of Independent Auditors -- KPMG

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
The DII Group, Inc.:

     We have audited the accompanying consolidated balance sheet of The DII Group, Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 53 and 52 weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 1999 and December 28, 1997, and the results of its operations and its cash flows for the 53 and 52 weeks then ended in conformity with generally accepted accounting principles.

     We also audited the adjustments described in Note 12 that were applied to restate the 1996 financial statements to give retroactive effect to the change in the method of accounting for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." In our opinion, such adjustments are appropriate and have been properly applied.


     As discussed in Note 15, the accompanying fiscal 1998 consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP

Denver, Colorado
January 28, 1999
(February 18, 1999 as to the redemption of convertible

subordinated notes described in Note 6, September 8, 1999, as to Note 15)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
The DII Group, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The DII Group, Inc. and subsidiaries (the "Company") for the 52 weeks ended December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the 52 weeks ended December 29, 1996 in conformity with generally accepted accounting principles.



     We did not audit the adjustments described in Note 12 that were applied to restate the 1996 financial statements for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share".


KPMG LLP

Denver, Colorado
January 28, 1997

                      THE DII GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                                    FOR THE FISCAL YEARS
                                                             ----------------------------------
                                                             (AS RESTATED
                                                             SEE NOTE 15)
                                                                 1998         1997       1996
                                                             ------------   --------   --------
Net sales:
  Systems assembly and distribution........................    $589,286     $514,078   $274,651
  Printed wiring boards....................................     208,696      128,107     72,851
  Other....................................................     127,561      137,418    111,391
                                                               --------     --------   --------
          Total net sales..................................     925,543      779,603    458,893
                                                               --------     --------   --------
Cost of sales:
  Cost of sales............................................     786,611      647,663    370,610
  Unusual charges..........................................      70,340           --     11,883
                                                               --------     --------   --------
          Total cost of sales..............................     856,951      647,663    382,493
                                                               --------     --------   --------
          Gross profit.....................................      68,592      131,940     76,400
Selling, general, and administrative expenses..............      81,160       68,783     48,540
Unusual charges............................................       2,454           --      4,649
Interest income............................................      (2,894)      (1,744)    (1,732)
Interest expense...........................................      21,680       10,661      6,267
Amortization expense.......................................       4,661        3,968      3,118
Other, net.................................................          63          607       (115)
                                                               --------     --------   --------
          Income (loss) before income taxes................     (38,532)      49,665     15,673
Income tax expense (benefit)...............................     (21,500)      14,345      5,638
                                                               --------     --------   --------
          Net income (loss)................................    $(17,032)    $ 35,320   $ 10,035
                                                               ========     ========   ========
Earnings (loss) per common share:
  Basic....................................................    $  (0.68)    $   1.43   $   0.42
  Diluted..................................................    $  (0.68)    $   1.26   $   0.40
Weighted average number of common shares and equivalents
  outstanding:
  Basic....................................................      24,888       24,719     23,678
  Diluted..................................................      24,888       30,702     25,074


          See accompanying notes to consolidated financial statements.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS

                                                              JANUARY 3,   DECEMBER 28,
                                                                 1999          1997
                                                              ----------   ------------
Current assets:
  Cash and cash equivalents.................................   $ 55,972      $ 85,067
  Accounts receivable, net of allowance for doubtful
     accounts of $5,900 and $2,893..........................    153,861       132,590
  Inventories...............................................     66,745        74,059
  Deferred income taxes.....................................      7,249           769
  Other assets..............................................     11,570         7,766
                                                               --------      --------
          Total current assets..............................    295,397       300,251
                                                               --------      --------
Property, plant and equipment...............................    326,226       207,257
Goodwill, net of accumulated amortization of $12,130 and
  $8,223....................................................     97,475        70,371
Debt issue costs, net of accumulated amortization of $2,247
  and $1,208................................................      9,319         7,282
Deferred income taxes.......................................     11,428            --
Other assets................................................      7,464         7,568
                                                               --------      --------
                                                               $747,309      $592,729
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $122,536      $ 98,688
  Accrued expenses..........................................     32,414        16,099
  Accrued compensation and benefits.........................     11,720        13,667
  Accrued interest payable..................................      6,769         4,688
  Current portion of capital lease obligations..............      5,617         2,482
  Current portion of long-term debt.........................     29,031         4,009
                                                               --------      --------
          Total current liabilities.........................    208,087       139,633
                                                               --------      --------
Long-term debt, net of current portion......................    271,864       151,703
Convertible subordinated notes payable......................     86,235        86,250
Capital lease obligations, net of current portion...........      1,820         4,842
Deferred income taxes.......................................         --           739
Other.......................................................      3,582         2,214
Commitments and contingent liabilities Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued................................         --            --
  Common stock, $0.01 par value; 90,000,000 and 45,000,000
     shares authorized; 26,169,344 and 25,328,914 shares
     issued; and 24,522,344 and 25,136,414 shares
     outstanding............................................        262           253
  Additional paid-in capital................................    124,410       117,612
  Retained earnings.........................................     93,071       110,103
  Treasury stock, at cost; 1,647,000 and 192,500 shares.....    (28,544)       (4,209)
  Accumulated other comprehensive loss......................     (4,139)       (4,095)
  Deferred compensation.....................................     (9,339)      (12,316)
                                                               --------      --------
          Total stockholders' equity........................    175,721       207,348
                                                               --------      --------
                                                               $747,309      $592,729
                                                               ========      ========

          See accompanying notes to consolidated financial statements

                      THE DII GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                           ACCUMULATED
                                                       ADDITIONAL                             OTHER
                                  PREFERRED   COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE     DEFERRED
                                    STOCK     STOCK     CAPITAL     EARNINGS    STOCK         LOSS        COMPENSATION    TOTAL
                                  ---------   ------   ----------   --------   --------   -------------   ------------   --------
BALANCE AT DECEMBER 31, 1995....    $ --       $228     $87,360     $64,748    $     --      $(3,443)       $ (3,344)    $145,549
                                    ====       ====     =======     ========   ========      =======        ========     ========
Net income......................      --         --          --      10,035          --           --              --       10,035
Foreign currency translation
  adjustments...................      --         --          --          --          --         (406)             --         (406)
  Net comprehensive income......                                                                                            9,629
                                                                                                                         --------
Issuance of 938,562 shares of
  common stock under employee
  stock plans...................      --          9       1,686          --          --           --              --        1,695
Tax benefit on common stock
  issued under employee stock
  plans.........................      --         --         846          --          --           --              --          846
Amortization of deferred
  employee stock compensation...      --         --          --          --          --           --           1,084        1,084
Deferred employee stock
  compensation..................      --         --       1,733          --          --           --          (1,733)          --
Issuance of 173,332 shares of
  common stock under deferred
  employee stock compensation
  plan..........................      --          2          (2)         --          --           --              --           --
Issuance of 14,750 shares of
  common stock under directors'
  stock plan....................      --         --         234          --          --           --              --          234
                                    ----       ----     -------     --------   --------      -------        --------     --------
BALANCE AT DECEMBER 29, 1996....      --        239      91,857      74,783          --       (3,849)         (3,993)     159,037
                                    ====       ====     =======     ========   ========      =======        ========     ========
Net income......................      --         --          --      35,320          --           --              --       35,320
Foreign currency translation
  adjustments...................      --         --          --          --          --         (246)             --         (246)
  Net comprehensive income......                                                                                           35,074
                                                                                                                         --------
Issuance of 1,180,136 shares of
  common stock under employee
  stock plans...................      --         12       6,888          --          --           --              --        6,900
Tax benefit on common stock
  issued under employee stock
  plans.........................      --         --       6,029          --          --           --              --        6,029
Treasury stock, at cost (192,500
  shares).......................      --         --          --          --      (4,209)          --              --       (4,209)
Amortization of deferred
  employee stock compensation...      --         --          --          --          --           --           4,375        4,375
Deferred employee stock
  compensation..................      --         --      12,698          --          --           --         (12,698)          --
Issuance of 212,332 shares of
  common stock under deferred
  employee stock compensation
  plan..........................      --          2          (2)         --          --           --              --           --
Issuance of 7,616 shares of
  common stock under directors'
  stock plan....................      --         --         142          --          --           --              --          142
                                    ----       ----     -------     --------   --------      -------        --------     --------
BALANCE AT DECEMBER 28, 1997....      --        253     117,612     110,103      (4,209)      (4,095)        (12,316)     207,348
                                    ====       ====     =======     ========   ========      =======        ========     ========
Net loss........................      --         --          --     (17,032)         --           --              --      (17,032)
Foreign currency translation
  adjustments...................      --         --          --          --          --          (44)             --          (44)
  Net comprehensive loss........                                                                                          (17,076)
                                                                                                                         --------
Issuance of 555,935 shares of
  common stock under employee
  stock plans...................      --          6       6,150          --          --           --              --        6,156
Tax benefit on common stock
  issued under employee stock
  plans.........................      --         --       1,635          --          --           --              --        1,635
Treasury stock, at cost
  (1,454,500 shares)............      --         --          --          --     (24,335)          --              --      (24,335)
Amortization of deferred
  employee stock compensation...      --         --          --          --          --           --           1,805        1,805
Deferred employee stock
  compensation..................      --         --      (1,172)         --          --           --           1,172           --
Issuance of 274,836 shares of
  common stock under deferred
  employee stock compensation
  plan..........................      --          3          (3)         --          --           --              --           --
Issuance of 8,859 shares of
  common stock under directors'
  stock plan....................      --         --         173          --          --           --              --          173
Conversion of convertible notes
  (800 shares)..................      --         --          15          --          --           --              --           15
                                    ----       ----     -------     --------   --------      -------        --------     --------
BALANCE AT JANUARY 3, 1999......    $ --       $262     $124,410    $93,071    $(28,544)     $(4,139)       $ (9,339)    $175,721
                                    ====       ====     =======     ========   ========      =======        ========     ========


          See accompanying notes to consolidated financial statements.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE FISCAL YEARS
                                                              ------------------------------
                                                                1998        1997      1996
                                                              ---------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (17,032)  $ 35,320   $10,035
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and fixed asset impairment charge.........     81,077     18,374    24,842
     Amortization and goodwill impairment charge............      5,262      3,968     3,544
     Provision for doubtful receivables.....................        854      1,237       519
     Deferred income taxes..................................    (17,012)     2,179    (1,855)
     Loss (gain) on sales of equipment......................         92        (11)      (26)
     Stock plan compensation................................      1,978      4,517     1,318
     Other..................................................      3,511     (4,637)  (17,551)
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable..................................    (15,737)   (52,297)  (16,504)
       Inventories..........................................     10,782    (26,474)    5,586
       Other assets.........................................     (4,371)    (3,472)   (1,832)
       Accounts payable.....................................     12,591     50,619      (871)
       Accrued expenses.....................................      6,110     22,284       254
                                                              ---------   --------   -------
          Net cash provided by operating activities.........     68,105     51,607     7,459
                                                              =========   ========   =======
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for business acquisitions, net of cash
     acquired...............................................    (53,895)    (7,939)   (2,056)
  Additions to property, plant, and equipment...............   (153,891)  (121,269)  (33,274)
  Proceeds from sales of property, plant, and equipment.....      3,362      2,717       276
                                                              ---------   --------   -------
          Net cash used by investing activities.............   (204,424)  (126,491)  (35,054)
                                                              =========   ========   =======
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital leases..............................     (3,375)    (2,455)   (2,480)
  Repayments of long-term debt..............................     (5,593)   (10,219)   (4,060)
  Proceeds from issuance of long-term debt..................    137,500    150,000     1,190
  Debt issuance costs.......................................     (3,076)    (5,335)     (297)
  Proceeds from stock issued under stock plans..............      6,156      6,900     1,695
  Payments to acquire treasury stock........................    (24,335)    (4,209)       --
  Proceeds from notes receivable............................         --         --     1,000
                                                              ---------   --------   -------
          Net cash provided (used) by financing
            activities......................................    107,277    134,682    (2,952)
                                                              ---------   --------   -------
Effect of exchange rate changes on cash.....................        (53)       259        24
                                                              ---------   --------   -------
          Net increase (decrease) in cash and cash
            equivalents.....................................    (29,095)    60,057   (30,523)
                                                              ---------   --------   -------
Cash and cash equivalents at beginning of year..............     85,067     25,010    55,533
                                                              ---------   --------   -------
Cash and cash equivalents at end of year....................  $  55,972   $ 85,067   $25,010
                                                              =========   ========   =======

          See accompanying notes to consolidated financial statements.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) BACKGROUND

     The Dii Group, Inc. (the "Dii Group" or the "Company") was incorporated in March 1993 as Dovatron International, Inc., in order to serve as a holding company to effectuate the spin-off of Dover Corporation's electronic outsourcing business, which occurred on May 21, 1993.

     As more fully described in Note 2 below, the Company merged (the "Merger") with Orbit Semiconductor, Inc. ("Orbit"), on August 22, 1996, and ultimately Orbit became a wholly owned subsidiary of the Dii Group. This transaction was accounted for as a pooling-of-interests and, accordingly, all prior period financial statements have been restated to reflect the combined operations of the two companies.

     The Company's fiscal year consists of either a 52-week or 53-week period ending on the Sunday nearest to December 31. Accordingly, the accompanying consolidated financial statements are presented as of January 3, 1999 and December 28, 1997, and for the 53 weeks ended January 3, 1999 and 52 weeks ended December 28, 1997 and December 29, 1996. Each fiscal year is referred to herein as fiscal 1998, 1997 and 1996, respectively.

  (b) DESCRIPTION OF BUSINESS

     The Dii Group is a leading provider of electronics design and manufacturing services, which operates through a global network of independent business units. The Company provides the following related products and services to customers in the global electronics manufacturing industry:

          Design and Semiconductor Services -- Through Dii Technologies the Company provides printed circuit board and design services, as well as design for manufacturability and test and total life cycle planning.

     Through Dii Semiconductor (formerly known as Orbit Semiconductor), the Company provides the following application-specific integrated circuit ("ASIC") design services to its OEM customers:

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

          Systems Assembly and Distribution -- The Company assembles complex electronic circuits and provides final system configuration ("box build") and distribution through Dovatron. These services are commonly referred to as contract electronics manufacturing ("CEM").

                      THE DII GROUP, INC. AND SUBSIDIARIES

     By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to differentiate its product and service offerings from those of its competitors, develop long-term relationships with its customers, and enhance profitability.

          Process Technologies -- The Company also has a non-core business unit know as Process Technologies International ("PTI"). Through this business unit, the Company manufactures surface mount printed circuit board solder cream stencils through IRI International and Chemtech; manufactures in-circuit and functional test software and hardware through TTI Testron; and manufactures depaneling equipment and automated handling systems used in the printed circuit board assembly process through Cencorp Automation Systems.

     Management has undertaken an initiative to divest of this non-core business unit, in order to sharpen its focus on the Company's core businesses of custom semiconductor design, printed wiring board design and fabrication, and systems assembly and distribution.

     The Company does not believe that a sale of PTI would result in any adverse impact on the Company's 1999 consolidated financial position. If the Company sells PTI, the Company's consolidated revenues and operating results will be adversely impacted (by less than 10%) until such time as the proceeds are reinvested back into the Company's core businesses of custom semiconductor design, printed wiring board design and fabrication, and systems assembly and distribution.

     Operating results may also be affected by a number of factors including the economic conditions in the markets the Company serves; price and product competition; the level of volume and the timing of orders; product mix; the amount of automation employed on specific manufacturing projects; efficiencies achieved by inventory management; fixed asset utilization; the level of experience in manufacturing a particular product; customer product delivery requirements; shortages of components or experienced labor; the integration of acquired businesses; start-up costs associated with adding new geographical locations; expenditures required for research and development; and failure to introduce, or lack of market acceptance of, new processes, services, technologies, and products on a timely basis. Each of these factors has had in the past, and may have in the future, an adverse effect on the Company's operating results.

     The Dii Group has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom design, engineering and manufacturing services for original equipment customers, from microelectronic circuits through the final assembly and distribution of finished products. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, and products and services of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Dii Group has no or limited direct prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees of the acquired company. The integration of certain operations following an acquisition requires the dedication of management resources, which may distract attention from the day-to-day business of the Company.

     A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change, product obsolescence, and price competition. The factors affecting the electronics industry, in general, or any of the Company's major customers, in particular, could have a material adverse effect on the Company's operating results. The electronics industry has historically been cyclical and subject to significant economic downturns at various times, which are characterized by diminished product demand, accelerated erosion of average selling prices, and overcapacity. The Company's customers also are subject to short product life cycles and pricing and margin pressures, which risks are in turn borne by the Company. The Company seeks a well-balanced customer profile across most sectors of the electronics industry in order to reduce exposure to a downturn in any particular sector. The primary sectors within the electronics industry served by the Company are office automation, mainframes and mass storage, data communications, computers and peripherals, telecommunications, industrial and instrumentation, and medical.

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Asia). The Company's operations located outside of the United States generated approximately 43%, 42%, and 25% of total net sales in fiscal 1998, 1997, and 1996, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws, and, in certain parts of the world, political and economic instability.

  (c) BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

  (d) TRANSLATION OF FOREIGN CURRENCIES

     The Company's primary functional currency is the U.S. dollar. Foreign subsidiaries with a functional currency other than the U.S. dollar translate net assets at year-end exchange rates, while income and expense accounts are translated at weighted-average exchange rates. Adjustments resulting from these translations are reflected in stockholders' equity as cumulative foreign currency translation adjustments. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. Gains and losses from these transactions are included in income as they occur. To date, the effect on income of such amounts has been immaterial.

     In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to nonfunctional currency monetary assets and liabilities. Gains and losses resulting from these agreements are deferred and reflected as adjustments to the related foreign currency transactions. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying Consolidated Financial Statements. As of January 3, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:

                                                                                U.S. DOLLAR
                                                             FOREIGN CURRENCY   EQUIVALENT
                                                                  ASSETS          ASSETS
                                                               (LIABILITY)      (LIABILITY)
                                                             ----------------   -----------
German Deutsche Mark.......................................        4,300          $ 2,600
British Pound Sterling.....................................           88              147
Irish Punt.................................................          989            1,500
Chinese Renminbi...........................................       38,100            4,600
Hong Kong Dollar...........................................      (42,000)          (5,430)
Malaysian Ringgit..........................................        4,081            1,074

  (e) CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all investment instruments with original maturities of three months or less to be cash equivalents.

                      THE DII GROUP, INC. AND SUBSIDIARIES

  (f) INVENTORIES

     Inventory costs include material, labor, and overhead. An allowance is provided to reduce inventories to the lower of cost or market. Consideration is given to deterioration, obsolescence, and other factors when establishing the allowance. Cost is determined using the first-in, first-out (FIFO) method.

  (g) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment includes the cost of land, buildings, machinery and equipment, and significant improvements of existing plant and equipment. Expenditures for maintenance, repairs, and minor renewals are expensed as incurred.

     Plant and equipment are depreciated on straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings and 3 to 10 years for machinery and equipment.

  (h) GOODWILL AND DEBT ISSUANCE COSTS

     Goodwill arising from business acquisitions is amortized on the straight-line basis over 15 to 30 years. Debt issuance costs are amortized on the straight-line basis over the term of the related debt.

  (i) IMPAIRMENT OF ASSETS

     Long-lived assets, including goodwill, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use of these assets and their eventual disposition, the Company's carrying value of these assets is reduced to fair value. Except as disclosed in Note 7, management does not believe current events or circumstances indicate that its long-lived assets, including goodwill, are impaired as of January 3, 1999.

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

  (k) EMPLOYEE BENEFIT PLANS

     The Company maintains various defined contribution plans for employees who have completed certain length of service and age requirements. Participants may elect to contribute a certain portion of their compensation on a pre-tax basis to these plans. The Company matches various percentages of the participants' contributions up to a maximum percentage of their compensation.

     The Company also maintains various deferred profit sharing plans for certain employees who have completed certain length of service requirements with certain business units. The Company may, subject to approval by the Board of Directors, contribute a portion of its profits to these Plans. Such contributions will be allocated to employees of the business units based upon their salary and years of service.

     In connection with the purchase of a manufacturing facility in Germany, as discussed in Note 4, the Company assumed a defined benefit pension plan for the employees of that facility. As of January 3, 1999, plan assets approximated the accumulated benefit obligation. Pension expense for the period from the date of purchase to January 3, 1999, was immaterial.

                      THE DII GROUP, INC. AND SUBSIDIARIES

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

     The Company's contribution to all of its employee benefit plans amounted to $1,983, $1,233, and $464 in fiscal 1998, 1997, and 1996, respectively.

  (l) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Unless otherwise stated herein, the fair value of the Company's financial instruments approximates their carrying amount due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments, which approximate current market interest rates.

  (m) COMMITMENTS AND CONTINGENCIES

     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when the amount of assessment and/or remediation costs are probable and can be reasonably estimated. The costs for a specific clean-up site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable, generally based upon information derived from the remediation plan for that site.

     Recoveries from third parties that are probable of realization are separately recorded, and are not offset against the related liability.


  (n) LOSSES ON SALES CONTRACTS



     From time to time, the Company enters into certain non-cancelable agreements to provide products and services to customers at fixed prices. Once the Company enters into such agreements, the Company becomes obligated to fulfill the terms of the agreement. If the Company is committed under such agreements to supply products and services at selling prices which are not sufficient to cover the cost to produce such products and services, a liability is recorded for the estimated future amount of such losses at the time that the loss is probable and reasonably estimable.



  (o) REVENUE RECOGNITION


     The Company recognizes revenue upon shipment of product to its customers.


  (p) EARNINGS PER SHARE


     Basic and diluted earnings-per-share ("EPS") amounts for all periods presented have been calculated, and where necessary restated, to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the conversion of the convertible subordinated notes, if dilutive, and the issuance of common stock for other potentially dilutive equivalent shares outstanding.

                      THE DII GROUP, INC. AND SUBSIDIARIES

  (q) PERVASIVENESS OF ESTIMATES


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


  (r) RECLASSIFICATIONS


     Certain 1997 and 1996 balances have been reclassified to conform with the 1998 presentation.


  (s) COMPREHENSIVE INCOME


     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective January 1, 1998. SFAS 130 requires that changes in equity during a reporting period, except transactions with owners in their capacity as owners (for example, the issuance of common stock and dividends paid on common stock) and transactions reported as direct adjustments to retained earnings, be reported as a component of comprehensive income. Comprehensive income is required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Disclosure of comprehensive income for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, are included in the accompanying financial statements as part of the statement of stockholders' equity.

NOTE 2  BUSINESS COMBINATIONS

     In August 1998 the Company acquired Greatsino Electronic Technology, a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. The cash purchase price, net of cash acquired, amounted to $51,795. The initial purchase price is subject to adjustments for contingent consideration of no more than approximately $40,000 based upon the business achieving specified levels of earnings through August 31, 1999. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897. In addition, as of January 3, 1999, the Company accrued $9,000 of contingent consideration.

     During fiscal 1998, 1997, and 1996, the Company completed certain other business combinations that are immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, amounted to $2,100, $7,939, and $2,056, in fiscal 1998, 1997, and 1996, respectively. The fair value of the assets acquired and liabilities assumed from these acquisitions was immaterial. The cost in excess of net assets acquired through these acquisitions amounted to $9,133 and $3,677 in fiscal 1997 and 1996, respectively.

     The costs of acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Goodwill is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than June 2001. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $11,550 and $1,134 for contingent purchase price adjustments during fiscal 1998 and 1996, respectively. There were no contingent purchase price adjustments in fiscal 1997.

     The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenue or expenses related to these acquisitions prior to their respective closing dates. The pro forma results for fiscal

                      THE DII GROUP, INC. AND SUBSIDIARIES

1998, 1997, and 1996, assuming these acquisitions had been made at the beginning of the prior year, would not be materially different from reported results.

     On August 22, 1996, the Dii Group issued 7,359,250 shares of the Dii Group common stock for all outstanding shares of Orbit common stock, based upon one share of Orbit common stock converted into 45/100ths (0.45) of a share of Dii Group common stock, and as further adjusted to account for the two-for-one stock split.

     Results of operations for the separate companies prior to the Merger and for the combined companies as restated are as follows:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1996
                                                                (UNAUDITED)
                                                              ----------------
NET SALES:
  Dii Group.................................................      $196,230
  Orbit.....................................................        31,810
                                                                  --------
Combined, as restated.......................................       228,040
                                                                  ========
NET INCOME:
  Dii Group.................................................         9,499
  Orbit.....................................................         2,174
                                                                  --------
Combined, as restated.......................................        11,673
                                                                  ========

NOTE 3  INVENTORIES

     Inventories consisted of the following:

                                                              JANUARY 3,   DECEMBER 28,
                                                                 1999          1997
                                                              ----------   ------------
Raw materials...............................................   $44,669       $51,802
Work in process.............................................    24,922        24,890
Finished goods..............................................     6,622         2,839
                                                               -------       -------
                                                                76,213        79,531
Less allowance..............................................     9,468         5,472
                                                               -------       -------
                                                               $66,745       $74,059
                                                               =======       =======

NOTE 4  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following:

                                                              JANUARY 3,   DECEMBER 28,
                                                                 1999          1997
                                                              ----------   ------------
Land........................................................   $ 12,816      $  7,714
Buildings...................................................    125,886        48,859
Machinery and equipment.....................................    234,221       203,777
Construction in progress....................................     40,313         9,938
                                                               --------      --------
                                                                413,236       270,288
Less accumulated depreciation and amortization..............     87,010        63,031
                                                               --------      --------
                                                               $326,226      $207,257
                                                               ========      ========

                      THE DII GROUP, INC. AND SUBSIDIARIES

     In October 1998, the Company acquired Hewlett-Packard Company's ("HP") printed wiring board fabrication facility located in Boeblingen, Germany, and its related production equipment, inventory and other assets for a purchase price of approximately $89,900, subject to certain post-closing adjustments.

     In August 1997, the Company acquired International Business Machine's ("IBM") Austin, Texas, printed wiring board fabrication facility, and its related production equipment, inventory, and intellectual property, for a purchase price of approximately $46,064.

NOTE 5  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              JANUARY 3,   DECEMBER 28,
                                                                 1999          1997
                                                              ----------   ------------
Senior subordinated notes...................................   $150,000      $150,000
Bank term loan..............................................    100,000            --
Revolving line-of-credit advances...........................     37,500            --
Notes payable with interest rates ranging from 7.74% to
  9.05%.....................................................      1,845         5,712
Non-interest-bearing notes payable to sellers of businesses
  acquired due in 1999......................................     11,550            --
                                                               --------      --------
          Total long-term debt..............................    300,895       155,712
Less current portion........................................     29,031         4,009
                                                               --------      --------
  Long-term debt, net of current portion....................   $271,864      $151,703
                                                               ========      ========

     The aggregate maturities of long-term debt for fiscal years subsequent to January 3, 1999, are as follows: $29,031 in 1999; $18,356 in 2000; $20,008 in
2001; $22,000 in 2002; $61,500 in 2003; and $150,000 in 2007.

     The senior subordinated notes bear interest at 8.5% and mature on September 15, 2007. Interest is payable on March 15 and September 15 of each year. The Company may redeem the notes on or after September 15, 2002. The indenture contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell capital stock of certain subsidiaries, (iii) engage in asset sales, (iv) incur layered debt, (v) create liens on its properties and assets, and (vi) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and qualifications. The fair value of the Company's senior subordinated notes approximated $143,685 at January 3, 1999 and approximated its carrying amount at December 28, 1997.

     On October 30, 1998, the Company replaced its $80,000 senior secured revolving line-of-credit facility with a $210,000 Credit Agreement (the "Agreement") with a syndicate of domestic and foreign banks. The Agreement provides for a $100,000 5-year term loan ("Bank term loan"), and a $110,000 revolving line-of-credit facility ("Revolver"). The Revolver expires on November 1, 2003. Borrowings under the Agreement bear interest, at the Company's option, at either: (i) the Applicable Base Rate ("ABR") (as defined in the Agreement) plus the Applicable Margin for ABR Loans ranging between 0.00% and 0.75%, based on certain financial ratios of the Company; or (ii) the Eurodollar Rate (as defined in the Agreement) plus the Applicable Margin for Eurodollar Loans ranging between 1.00% and 2.25%, based on certain financial ratios of the Company. The Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% per annum, based on certain financial ratios of the Company, of the unused commitment under the Revolver. At January 3, 1999, the weighted-average interest rate for the Company's Bank term loan was 7.15%. At January 3, 1999, borrowings of $37,500 were outstanding under the Revolver at a weighted-average interest rate of 7.21%.

     The credit facility is secured by substantially all of the Company's assets, and contains certain restrictions on the Company's ability to (i) incur certain debt, (ii) create liens on its properties and assets, (iii) make

                      THE DII GROUP, INC. AND SUBSIDIARIES
certain investments and capital expenditures, (iv) merge or consolidate with other entities, (v) pay dividends or make distributions, (vi) repurchase or redeem common stock, or (vii) dispose of assets. The Agreement also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of consolidated funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), a minimum ratio of consolidated interest coverage, and minimum levels of consolidated net worth, as defined, during the term of the Agreement. At January 3, 1999, the Company was in compliance with all loan covenants.

     The Company made long-term debt interest payments of $13,004, $1,353, and $1,091 during fiscal 1998, 1997, and 1996, respectively.

NOTE 6  CONVERTIBLE SUBORDINATED NOTES

     The fair market value of the Company's 6% convertible subordinated notes approximated $107,794 and $127,969, based upon the last sales price on January 3, 1999, and December 28, 1997, respectively. Interest is payable on April 15 and October 15 of each year. As of February 18, 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

     The Company made convertible subordinated note interest payments of $5,175 during fiscal 1998 and 1997, and $5,247 in 1996.

NOTE 7  UNUSUAL CHARGES


     During fiscal 1998, the Company recognized unusual pre-tax charges of $72,794, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was ultimately sold in January 1999. As discussed below, $70,340 of the unusual pre-tax charges have been classified as a component of cost of sales.



     The components of the unusual charges recorded in fiscal 1998 are as follows:



                                                 FIRST    FOURTH    FISCAL    NATURE OF
                                                QUARTER   QUARTER    1998      CHARGE
                                                -------   -------   -------   ---------
Severance.....................................  $   498   $   900   $ 1,398       cash
Long-lived asset impairment...................   38,257    15,083    53,340   non-cash
Losses on sales contracts.....................    2,658     3,100     5,758   non-cash
Incremental uncollectible accounts
  receivable..................................      900        --       900   non-cash
Incremental sales returns and allowances......    1,500       500     2,000   non-cash
Inventory write-downs.........................    5,500       250     5,750   non-cash
Other exit costs..............................    1,845     1,803     3,648       cash
                                                -------   -------   -------
          Total unusual pre-tax charges.......  $51,158   $21,636   $72,794
                                                =======   =======   =======

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The following table summarizes the components and activity related to the charges taken in connection with the 1998 unusual charges:



                                         LONG-LIVED    LOSSES     UNCOLLECTIBLE      SALES      INVENTORY
                                           ASSET      ON SALES      ACCOUNTS      RETURNS AND    WRITE-       OTHER
                             SEVERANCE   IMPAIRMENT   CONTRACTS    RECEIVABLE     ALLOWANCES      DOWNS     EXIT COSTS    TOTAL
                             ---------   ----------   ---------   -------------   -----------   ---------   ----------   --------
Balance at December 28,
  1997.....................   $   --      $     --     $    --        $  --         $    --      $    --      $   --     $     --
Activities during the year:
  1998 provision...........    1,398        53,340       5,758          900           2,000        5,750       3,648       72,794
  Cash charges.............     (498)           --          --           --              --           --        (465)        (963)
  Non-cash charges.........       --       (53,340)     (4,658)        (767)         (1,500)      (5,500)       (643)     (66,408)
                              ------      --------     -------        -----         -------      -------      ------     --------
Balance at January 3,
  1999.....................   $  900      $     --     $ 1,100        $ 133         $   500      $   250      $2,540     $  5,423
                              ======      ========     =======        =====         =======      =======      ======     ========



     Of the total unusual pre-tax charges, $1,398 relate to employee termination costs and have been classified as a component of costs of sales. As of January 3, 1999, approximately 40 people have been terminated, and another 170 people were terminated when the Fab was sold in the first quarter of fiscal 1999. The Company paid approximately $498 of employee termination costs during fiscal 1998. The remaining $900 is classified as accrued compensation and benefits as of January 3, 1999 and was paid out in the first quarter of fiscal 1999.



     The unusual pre-tax charges include $53,340 for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. Included in the long-lived asset impairment are charges of $50,739, which relate to the Fab which was written down to its net realizable value based on its sales price. The Company kept the Fab in service until the sale date in January 1999. In accordance with SFAS No. 121, the Company discontinued depreciation expense on the Fab when it determined that it would be disposed of and its net realizable value was known. The impaired long-lived assets consisted primarily of machinery and equipment of $52,418, which were written down by $43,418 to a carrying value of $9,000 and building and improvements of $7,321, which were written down to a carrying value of zero. The long-lived asset impairment also includes the write-off of the remaining goodwill related to Orbit of $601. The remaining $2,000 of asset impairment relates to the write-down to net realizable value of a facility the Company exited during 1998.



     The Company entered into certain non-cancelable sales contracts to provide semiconductors to customers at fixed prices. Because the Company was obligated to fulfill the terms of the agreements at selling prices which were not sufficient to cover the cost to produce or acquire such products, a liability for losses on sales contracts was recorded for the estimated future amount of such losses. The unusual pre-tax charges include $8,658 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental costs for sales returns and allowances. Of this amount, $6,925 was incurred during fiscal 1998 and $1,733 is expected to be incurred in the first quarter of fiscal 1999 and is included in accrued expenses at January 3, 1999. These losses are classified as a component of cost of sales.



     The unusual pre-tax charges also include $9,398 for losses on inventory write-downs and other exit costs. The Company has written off and disposed of approximately $5,750 of inventory, which has been classified as a component of cost of sales. The loss on the sale of the Fab includes $3,648 of incremental costs and contractual obligations for items such as lease termination costs, litigation, environmental clean-up costs, and other exit costs incurred directly as a result of the exit plan. Of the $3,648, approximately $1,194 have been classified as a component of cost of sales. The Company had remaining liabilities of $2,540 related to these other exit costs, which have been classified as accrued expenses as of January 3, 1999.



     The exit plan is expected to be completed in the third quarter of 1999. Total remaining cash expenditures expected to be incurred in 1999 are $3,440, consisting of $900 of severance and $2,540 of other exit costs, including legal settlement costs, lease and other exit fees, and environmental costs. These expenditures will

                      THE DII GROUP, INC. AND SUBSIDIARIES
continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures.

     In fiscal 1996, the Company recognized $16,532 of unusual charges related to its merger with Orbit and the closure of Orbit's 4-inch, 1.2 micron wafer fabrication facility. The components of the unusual charges recorded in fiscal 1996 are as follows:


                                                              AMOUNT OF   NATURE OF
                                                               CHARGE      CHARGE
                                                              ---------   ---------
Merger costs (Orbit Merger described in Note 2).............   $ 4,649        cash
Long-lived asset impairment.................................     7,970    non-cash
Impairment of investment in foreign subsidiary..............     1,763    non-cash
Inventory write-downs.......................................     1,500    non-cash
Other exit costs............................................       650        cash
                                                               -------
          Total unusual pre-tax charges.....................   $16,532
                                                               =======



     The following table summarizes the components and activities related to the charges taken in connection with the 1996 unusual charges:



                                                  IMPAIRMENT   LONG-LIVED    INVENTORY
                                      MERGER       OF ORBIT      ASSET        WRITE-        OTHER
                                      COSTS         ISRAEL     IMPAIRMENT      DOWNS      EXIT COSTS    TOTAL
                                   ------------   ----------   ----------   -----------   ----------   --------
Balance at December 31, 1995.....    $    --       $    --      $    --       $   --        $  --      $     --
Activities during the year:
  1996 provision.................      4,649         1,763        7,970        1,500          650        16,532
  Cash charges...................     (4,649)           --           --           --         (220)       (4,869)
  Non-cash charges...............         --        (1,763)      (7,970)      (1,500)          --       (11,233)
                                     -------       -------      -------       ------        -----      --------
Balance at December 29, 1996.....         --            --           --           --          430           430
Activity during the year:
  Cash charges...................         --            --           --           --         (430)         (430)
                                     -------       -------      -------       ------        -----      --------
Balance at December 28, 1997.....    $    --       $    --      $    --       $   --        $  --      $     --
                                     =======       =======      =======       ======        =====      ========



     The Company recorded unusual pre-tax charges of $4,649 for transaction costs associated with its merger with Orbit Semiconductor, Inc. The merger transaction costs consisted primarily of $2,303 of investment banking related costs, $1,625 of attorney, accountant and consulting fees and $721 of other costs, such as registration fees, financial printing and other incremental merger related costs.



     The unusual pre-tax charges include $7,970 for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. These write-offs related to the 4-inch 1.2 micron fab, which the Company kept in service until the sale date in January 1998. In accordance with SFAS No. 121, the Company discontinued depreciation expense on the Fab when it was determined that it would be disposed of and its net realizable value was estimable. The impaired long-lived assets consisted primarily of the following: buildings of $6,533 which were written down by $4,041 to a carrying value of $2,492 and machinery and equipment of $3,929 which were written down to a carrying value of zero.


     The unusual pre-tax charges include $1,763 associated with the write-off of Orbit's investment in a subsidiary established to expand its manufacturing capacity in Israel. The Israel expansion was no longer required with the acquisition of a 6-inch, 0.6 micron facility in fiscal 1996. These charges had been classified as a component of cost of sales.

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The unusual pre-tax charges also include $2,150 for losses on inventory write-downs and other exit costs. The Company wrote-off and disposed of approximately $1,500 of inventory, which was classified as a component of cost of sales. The loss on the closure of the Fab includes $650 of incremental costs and contractual obligations for items such as lease termination costs and environmental clean-up costs incurred directly as a result of the exit plan. All of the other exit costs were classified as a component of cost of sales.


     The total cash expenditures incurred in connection with the exit plan were funded through operating cash flows. All previously established provisions associated with the closure were completely utilized in fiscal 1997. The original accrual estimates approximated the actual amounts required to complete the transaction.


NOTE 8  INCOME TAXES

     Income (loss) before income taxes for domestic and foreign operations were as follows:


                                                             FOR THE FISCAL YEARS
                                                         ----------------------------
                                                           1998      1997      1996
                                                         --------   -------   -------
Domestic...............................................  $(71,253)  $23,729   $11,023
Foreign................................................    32,721    25,936     4,650
                                                         --------   -------   -------
                                                         $(38,532)   49,665    15,673
                                                         ========   =======   =======
Income taxes (benefit) were allocated as follows:
  Income (loss) from operations........................  $(21,500)  $14,345   $ 5,638
  Stockholders' equity (for compensation expense for
     tax purposes in excess of amounts recognized for
     financial reporting purposes).....................    (1,635)   (5,805)     (846)
                                                         --------   -------   -------
                                                         $(23,135)  $ 8,540   $ 4,792
                                                         ========   =======   =======


     Income tax expense (benefit) attributable to income from operations consists of:

                                                        CURRENT   DEFERRED    TOTAL
                                                        -------   --------   --------
FISCAL 1998:
  U.S. Federal........................................  $(7,983)  $(15,710)  $(23,693)
  State...............................................     (185)    (1,479)    (1,664)
  Foreign.............................................    3,680        177      3,857
                                                        -------   --------   --------
                                                        $(4,488)  $(17,012)  $(21,500)
                                                        =======   ========   ========
FISCAL 1997:
  U.S. Federal........................................  $ 8,983   $    297   $  9,280
  State...............................................      672      1,339      2,011
  Foreign.............................................    2,511        543      3,054
                                                        -------   --------   --------
                                                        $12,166   $  2,179   $ 14,345
                                                        =======   ========   ========
FISCAL 1996:
  U.S. Federal........................................  $ 5,859   $ (1,500)  $  4,359
  State...............................................      489       (176)       313
  Foreign.............................................    1,145       (179)       966
                                                        -------   --------   --------
                                                        $ 7,493   $ (1,855)  $  5,638
                                                        =======   ========   ========

                      THE DII GROUP, INC. AND SUBSIDIARIES

                                                             FOR THE FISCAL YEARS
                                                          ---------------------------
                                                            1998      1997     1996
                                                          --------   ------   -------
The significant components of deferred tax expense
  (benefit) attributable to income from operations are:
  Deferred tax expense (exclusive of the effects of
     other components listed below).....................  $(19,414)  $  812   $(3,891)
  Charge in lieu of taxes resulting from initial
     recognition of acquired tax liabilities that are
     allocated to goodwill related to an acquired
     entity.............................................        --     (326)       --
  Increase in the valuation allowance for deferred tax
     assets.............................................     2,402    1,693     2,036
                                                          --------   ------   -------
                                                          $(17,012)  $2,179   $(1,855)
                                                          ========   ======   =======


     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent for fiscal 1998 and 1997, respectively, and 34 percent for fiscal 1996 to income (loss) before income taxes as a result of the following:

                                                             FOR THE FISCAL YEARS
                                                         ----------------------------
                                                           1998      1997      1996
                                                         --------   -------   -------
Computed "expected" tax expense (benefit)..............  $(13,486)  $17,383   $ 5,329
Increase (reduction) in income taxes resulting from:
  Foreign tax rate differential........................    (7,695)   (5,825)     (560)
  State income taxes, net of federal income tax
     benefit...........................................    (1,098)    1,307       207
  Tax credits and carryforwards........................    (1,166)     (786)   (1,498)
  Change in the valuation allowance for deferred tax
     assets............................................     2,402     1,693     2,036
  Other................................................      (457)      573       124
                                                         --------   -------   -------
                                                         $(21,500)  $14,345   $ 5,638
                                                         ========   =======   =======

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                         JANUARY 3, 1999   DECEMBER 28, 1997
                                                         ---------------   -----------------
Deferred tax assets:
  Inventories..........................................      $ 1,604            $ 1,499
  Deferred revenues....................................        5,595                542
  Deferred compensation................................        1,594              1,522
  Compensated absences.................................        1,093                815
  Allowance for doubtful accounts......................          593                664
  Accrued liabilities..................................        3,598                713
  Net operating loss and tax credit carryforwards......        7,284                581
  Federal and state credits............................        6,628              3,983
  Merger costs.........................................          368                492
  Other................................................           22                555
                                                             -------            -------
          Total gross deferred tax assets..............       28,379             11,366
          Less valuation allowance.....................        6,966              4,564
                                                             -------            -------
                                                              21,413              6,802
                                                             =======            =======
Deferred tax liabilities:
  Accumulated depreciation.............................           --              2,718
  Goodwill.............................................        2,723              2,674
  Leasing..............................................           --                985
  Other................................................           13                395
                                                             -------            -------
          Total gross deferred tax liabilities.........        2,736              6,772
                                                             -------            -------
          Net deferred tax asset.......................      $18,677            $    30
                                                             =======            =======


     At January 3, 1999, approximately $17,483 of tax losses were available to carry forward. These carryforwards generally expire in tax years 1999 through 2018. State manufacturing investment tax credits of $4,081 expire in tax years 2002 through 2005. State investment tax credits of $567 expire in tax years 2008 through 2012. State research and development tax credits and alternative minimum tax credits total $397 and $1,583, respectively, and carry forward with no expiration. Capital loss carryforwards totaling $254 expire in 1999.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the established valuation allowance.

     The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Deferred income taxes have not been provided on undistributed foreign earnings of $74,562 as of January 3, 1999. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The Company made income tax payments of $2,575, $5,235, and $5,936 in fiscal 1998, 1997, and 1996, respectively.

NOTE 9  COMMITMENTS AND CONTINGENCIES

     As of January 3, 1999, and December 28, 1997, the Company has financed a total of $8,849 and $10,758, respectively, in machinery and equipment purchases with capital leases. Accumulated amortization for machinery and equipment under capital leases totals $3,426 and $2,790 at January 3, 1999, and December 28, 1997, respectively. These capital leases have interest rates ranging from 6.77% to 9.05%. The Company also has several non-cancelable operating leases, primarily for equipment. These leases generally contain renewal options and require the Company to pay all executory costs, such as maintenance and insurance. The capital and operating leases expire in various years through 2005, and require the following minimum lease payments:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
1999........................................................   $ 3,670    $5,938
2000........................................................     3,438     2,168
2001........................................................     3,127       120
2002........................................................     1,817        --
2003........................................................     1,157        --
Thereafter..................................................     1,136        --
                                                               -------    ------
          Total minimum lease payments......................   $14,345     8,226
                                                               =======
Less amount representing interest...........................                 789
                                                                          ------
Present value of net minimum capital lease payments.........               7,437
Less current portion........................................               5,617
                                                                          ------
Obligations under capital leases, excluding current
  portion...................................................              $1,820
                                                                          ======

     Rental expense for operating leases amounted to $6,474, $7,213, and $4,623 in fiscal 1998, 1997, and 1996, respectively.

     The Company has approximately $14,294 of capital commitments as of January 3, 1999. The majority of these commitments are expected to be completed by the end of fiscal 1999.

     In 1997 two related complaints, as amended, were filed in the District Court of Boulder, Colorado, and the U.S. District Court for the District of Colorado, against the Company and certain of its officers. The lawsuits purport to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claim violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale, or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaints seek compensatory and other damages, as well as equitable relief. The Company filed motions to dismiss both amended complaints. The motion to dismiss the state court complaint has been denied, and the Company has filed its answer denying that it misled the securities market. The motion to dismiss the federal court complaint is still pending. Both actions were brought by the same plaintiffs' law firm as the Orbit action discussed below. A May 1999 trial date for the state court action has been vacated, and a new trial date has not been set. No trial date has been set in the federal court action. Discovery has commenced in the state court action. The Company believes that the claims asserted in both actions are without merit, and intends to defend against such claims vigorously.

     A class action complaint (as amended in March 1996) for violations of federal securities law was filed against Orbit and three of its officers in 1995 in the U.S. District Court for the Northern District of California. The amended complaint was dismissed on November 12, 1996, with leave to amend only as to certain

                      THE DII GROUP, INC. AND SUBSIDIARIES
specified claims relating to statements made by securities analysts. In January 1997 a second amended complaint was filed. The second amended complaint alleges that Orbit and three of its officers are responsible for actions of securities analysts that allegedly misled the market for Orbit's then existing public common stock. The second amended complaint seeks relief under Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The second amended complaint seeks compensatory and other damages, as well as equitable relief. In September 1997, Orbit filed its answer to the second amended complaint denying responsibility for the actions of securities analysts and further denying that it misled the securities market. The parties have entered into a Memorandum of Understanding reflecting a proposed settlement of the action subject to the final terms, which are being negotiated.

     In addition to the above matters, the Company is involved in certain other litigation arising in the ordinary course of business.

     Although management is of the opinion that these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company, the ultimate outcome of these matters cannot, at this time, be predicted, in light of the uncertainties inherent in litigation.

     The Company has joined together with other potentially responsible parties ("PRPs") to negotiate with the New York Department of Environmental Conservation (NYDEC) concerning the performance of a remedial investigation/feasibility study (RI/FS) at the Roblin Steel Site. In connection therewith, the Company executed the Roblin Steel Site Deminimus Contributors Participation Agreement. The Company's share of the agreement is less than 2%. A Consent Order concerning the performance of a RI/FS was reached with the NYDEC in July of 1997.

     In April 1998 the Company entered into Consent Orders with NYDEC concerning the performance of a RI/FS with respect to environmental matters at a formerly owned facility in Kirkwood, New York, and a facility that is owned and leased out to a third party in Binghamton, New York.

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

NOTE 10  STOCKHOLDERS' EQUITY

     On July 29, 1997, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock effected in the form of a stock dividend, which was distributed on September 2, 1997, to shareholders of record as of August 15, 1997. All share and per-share data included in this report have been retroactively restated to reflect the split.

     During 1998 and 1997, the Company repurchased 1,454,500 and 192,500 shares of its common stock at a cost of $24,335 and $4,209, respectively. The Company could repurchase an additional 353,000 shares of

                      THE DII GROUP, INC. AND SUBSIDIARIES
common stock in future years as a part of its share repurchase plan, subject to certain restrictions under its Credit Agreement.

     Each outstanding share of common stock carries a dividend of one preferred share purchase right ("Right"). The Rights are not exercisable until the earlier of (i) ten days following a public announcement that, without consent of the Company, a person or group (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the voting power of all outstanding securities of the Company or (ii) ten days following the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person, without the prior consent of the Company. In the event that a person or group becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, shall have the right to receive, upon exercise, that number of shares of the Common Stock of the Company having a market value of two times the exercise price of the Right. In addition, after a person or group becomes an Acquiring Person, if the Company is involved in a merger or other business combination transaction in which the Company is not the surviving corporation, holders of the Rights, other than the Acquiring Person, will be entitled to purchase shares of the acquiring company at a similar discount. The Rights will expire, unless earlier redeemed by the Company, on May 3, 2004.

NOTE 11  STOCK PLANS

     Under the Company's 1993 Stock Option Plan, the Compensation Committee of the Board of Directors is authorized to grant stock options to purchase up to an aggregate of 1,100,000 shares of common stock. In addition, under the 1994 Stock Incentive Plan, the Committee is also authorized to make awards of performance shares and/or grant stock options to purchase up to an aggregate of 4,000,000 shares of common stock. Under the terms of these Plans, shares may be awarded or options may be granted to key employees to purchase shares of the Company's common stock. Options are granted at a purchase price equal to the fair market value of the common stock on the date of the grant, and performance shares are awarded in the form of shares of restricted common stock.

     At the time of the Merger, Orbit had three stock option plans, the KMOS Semiconductor, Inc., 1989 Stock Option Plan ("1989 Plan"), the KMOS Semiconductor, Inc., 1990 Non-Qualified Stock Option Plan ("1990 Plan"), and the Orbit Semiconductor, Inc., 1994 Stock Incentive Plan ("1994 Orbit Plan"), under which incentive and non-qualified stock options were granted to key employees, directors, and consultants. The options were generally granted at the fair market value of Orbit's stock on the date of grant. As a result of the merger, outstanding options to purchase Orbit common stock at the time of the Merger were converted into options to acquire an aggregate of 1,990,492 shares of Dii Group common stock, which is equal to the product of the number of shares of Orbit common stock that were issuable upon exercise of such options multiplied by the Exchange Ratio and as further adjusted to account for the two-for-one stock split. At the time of conversion, the exercise price of the converted options was determined by dividing the original exercise price of such options by the Exchange Ratio. Stock options will no longer be granted under the Orbit stock option plans.

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The following table summarizes the stock option transactions under the Company's Stock Option Plans:

                                                        SHARES UNDERLYING   WEIGHTED-AVERAGE
                                                             OPTIONS         EXERCISE PRICE
                                                        -----------------   ----------------
OPTIONS OUTSTANDING AT DEC. 31, 1995..................      3,513,884            $ 7.28
  Granted.............................................        344,250             10.34
  Exercised...........................................       (330,872)             2.79
  Canceled............................................       (138,592)            10.96
OPTIONS OUTSTANDING AT DEC. 29, 1996..................      3,388,670            $ 7.81
  Granted.............................................        627,700             16.08
  Exercised...........................................     (1,082,680)             5.60
  Canceled............................................       (373,100)             9.43
OPTIONS OUTSTANDING AT DEC. 28, 1997..................      2,560,590            $10.53
  Granted.............................................      1,596,134             14.20
  Exercised...........................................       (327,734)             7.96
  Canceled............................................       (340,723)            14.01
OPTIONS OUTSTANDING AT JAN. 3, 1999...................      3,488,267            $11.99
OPTIONS EXERCISABLE AT JAN. 3, 1999...................      1,519,855            $ 9.90

     The following table summarizes stock option information under the Company's Stock Option Plans:

             OPTIONS OUTSTANDING AT JANUARY 3, 1999                OPTIONS EXERCISABLE AT JANUARY 3, 1999
----------------------------------------------------------------   --------------------------------------
                                             WEIGHTED-AVERAGE
       NUMBER           WEIGHTED-AVERAGE   REMAINING CONTRACTUAL       NUMBER          WEIGHTED-AVERAGE
     OUTSTANDING         EXERCISE PRICE       TERM (IN YEARS)        OUTSTANDING        EXERCISE PRICE
---------------------   ----------------   ---------------------   ---------------   --------------------
        784,785              $ 7.18                4.27                 758,069             $ 7.17
      1,056,430                9.96                8.98                 181,083               9.01
        603,912               10.66                7.19                 353,844              10.73
        613,856               15.64                8.82                 123,549              14.75
        429,284               22.44                8.84                 103,310              22.90
      ---------              ------                ----               ---------             ------
      3,488,267              $11.99                7.56               1,519,855             $ 9.90
      ---------              ------                ----               ---------             ------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted-average grant date fair value of options granted was $5.20, $8.56, and $6.52 for fiscal 1998, 1997, 1996 respectively, using a
Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.41%, 5.47%, and 5.76% in fiscal 1998, 1997, and 1996, respectively; volatility factors of the expected market price of the Company's common stock of 52% in fiscal 1998, 51% in fiscal 1997, and 50% in fiscal 1996; a weighted-average expected life of the option of three years; and no expected dividend yields.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's

                      THE DII GROUP, INC. AND SUBSIDIARIES
employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                 FISCAL YEARS
                                                          ---------------------------
                                                            1998      1997      1996
                                                          --------   -------   ------
PRO FORMA:
  Net income (loss).....................................  $(19,453)  $33,272   $8,019
  Basic earnings (loss) per share.......................  $   (.78)  $  1.35   $ 0.34
  Diluted earnings (loss) per share.....................  $   (.78)  $  1.08   $ 0.32

     Pro forma net income (loss) reflects only options granted in fiscal 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1996, are not considered.

     Under the 1993 Stock Option Plan and the 1994 Stock Incentive Plan, most outstanding options expire ten years from the date of grant and vest over a three-year period. All outstanding options under the 1994 Orbit Plan, the 1989 Plan, and 1990 Plan were fully vested on January 3, 1999, and expire no later than 10 years after grant date.

     The Compensation Committee of the Board of Directors awarded 456,000, 250,000, and 142,000 shares in fiscal 1998, 1997, and 1996, respectively, to key executives under the 1994 Stock Incentive Plan. Shares vest over a period of time, which in no event exceeds eight years. Certain shares may vest at an accelerated rate upon the achievement of certain annual earnings-per-share targets established by the Compensation Committee. Non vested shares for individual participants who are no longer employed by the Company on the plan termination date are forfeited. Participants will receive all unissued shares upon their death or disability, or in the event of a change of control of the Company. The shares are not reported as outstanding until vested. The number of shares vested amounted to 62,500, 262,336, and 212,332 for fiscal 1998, 1997, and 1996, respectively.

     Unearned compensation equivalent to the market value at the date the shares were awarded is charged to stockholders' equity and is amortized to expense based upon the estimated number of shares expected to be issued in any particular year. Unearned compensation expense amounting to $1,805, $4,375, and $1,084 was amortized to expense during fiscal 1998, 1997, and 1996, respectively. The weighted-average fair value of performance shares awarded in 1998, 1997, and 1996 was $19.97, $10.67, and $12.21 per share, respectively.

     As of January 3, 1999, there are 92,445 shares available for future grant under the Company's 1993 Stock Option Plan and 1994 Stock Incentive Plan.

     The Company's Non-Employee Directors' Stock Compensation Plan (the "Directors' Plan") provides for the automatic grant to each non-employee director of the Company of 2,000 shares of common stock per annum as consideration for regular service as a director. Shares will be issued in quarterly installments at the end of each fiscal quarter. The Company recognizes quarterly compensation expense equal to the fair market value of the stock to be issued at the end of each quarter. The aggregate number of shares which may be issued under the Directors' Plan is 60,000 shares, and the plan will terminate on December 31, 2004. As of January 3, 1999, there are 24,557 shares available for future grant under this plan. The weighted-average fair value of director shares awarded in fiscal 1998, 1997, and 1996 was $18.36, $21.95, and $12.90 per
share, respectively.

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The Company also has a 1994 Employee Stock Purchase Plan under which all U.S. and international employees may be granted the opportunity to purchase up to 1,000,000 shares of common stock at 85% of market value on the first or last business day of a six-month payment period, whichever is lower. As of January 3, 1999, there are 613,721 shares available for sale under this plan. The shares sold under this plan in fiscal 1998, 1997, and 1996 amounted to 228,201, 64,224, and 57,076, respectively. The weighted-average fair value of shares sold under this plan in fiscal 1998, 1997, and 1996 was $17.13, $16.33, and $11.97 per
share, respectively. Compensation expense pursuant to SFAS No. 123 associated with this plan in fiscal 1998, 1997, and 1996 was immaterial.

NOTE 12  EARNINGS PER SHARE

     Earnings (loss) per common share ("EPS") data were computed as follows:

                                                             FOR THE FISCAL YEARS
                                                         ----------------------------
                                                           1998      1997      1996
                                                         --------   -------   -------
BASIC EPS:
  Net income (loss)....................................  $(17,032)  $35,320   $10,035
  Shares used in computation:
     Weighted-average common shares outstanding........    24,888    24,719    23,678
Basic EPS..............................................  $  (0.68)  $  1.43   $  0.42
                                                         ========   =======   =======
DILUTED EPS:
  Net income (loss)....................................  $(17,032)  $35,320   $10,035
  Plus income impact of assumed conversions:
     Interest expense (net of tax) on convertible
       subordinated notes..............................        --     3,105        --
     Amortization (net of tax) of debt issuance cost on
       convertible subordinated notes..................        --       260        --
                                                         --------   -------   -------
Net income (loss) available to common stockholders.....  $(17,032)  $38,685   $10,035
                                                         ========   =======   =======
SHARES USED IN COMPUTATION:
  Weighted-average common shares outstanding...........    24,888    24,719    23,678
  Shares applicable to exercise of dilutive options....        --     1,242     1,280
  Shares applicable to deferred stock compensation.....        --       141       116
  Shares applicable to convertible subordinated
     notes.............................................        --     4,600        --
                                                         --------   -------   -------
Shares applicable to diluted earnings..................    24,888    30,702    25,074
                                                         --------   -------   -------
Diluted EPS............................................  $  (0.68)  $  1.26   $  0.40
                                                         ========   =======   =======

     The common equivalent shares from common stock options, deferred stock compensation and convertible subordinated notes were antidilutive for fiscal 1998, and therefore were not assumed to be converted for diluted earnings-per-share computations. Additionally, the convertible subordinated notes were antidilutive for fiscal 1996, and therefore not assumed converted for diluted earnings-per-share computations.

NOTE 13  BUSINESS CONCENTRATIONS AND GEOGRAPHIC AREAS

     During the fourth quarter of fiscal 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's businesses are organized, managed, and internally reported as three reportable segments. These segments, which are based on differences in products, technologies, and services are Systems Assembly and Distribution, Printed Wiring Boards, and Other (which includes Dii Semiconductor and PTI). See Note 1(b) for further information regarding the products and

                      THE DII GROUP, INC. AND SUBSIDIARIES
services provided by these segments. These segments offer products and services across most sectors of the electronics industry in order to reduce exposure to downturn in any particular sector.

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

                                                            FOR THE FISCAL YEARS
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
NET SALES:
  Systems assembly and distribution..................  $589,286   $514,078   $274,651
  Printed wiring boards..............................   208,696    128,107     72,851
  Other..............................................   127,561    137,418    111,391
                                                       --------   --------   --------
                                                       $925,543   $779,603   $458,893
                                                       ========   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES*:
  Systems assembly and distribution..................  $ 32,558   $ 30,645   $ 13,621
  Printed wiring boards..............................    29,084     26,935     17,442
  Other..............................................     6,647     12,048     11,152
  Unallocated general corporate......................   (30,185)   (19,963)   (10,010)
                                                       --------   --------   --------
                                                       $ 38,104   $ 49,665   $ 32,205
                                                       ========   ========   ========
IDENTIFIABLE ASSETS AT THE END OF EACH FISCAL YEAR:
  Systems assembly and distribution..................  $238,027   $209,886   $126,253
  Printed wiring boards..............................   390,194    170,503     92,594
  Other..............................................    79,453    143,110     96,281
  Unallocated general corporate......................    39,635     69,230     20,723
                                                       --------   --------   --------
                                                       $747,309   $592,729   $335,851
                                                       ========   ========   ========
DEPRECIATION AND AMORTIZATION**:
  Systems assembly and distribution..................  $ 10,629   $  6,915   $  7,326
  Printed wiring boards..............................    10,925      7,008      5,627
  Other..............................................    10,283      7,628      7,230
  Unallocated general corporate......................     1,162        791        677
                                                       --------   --------   --------
                                                       $ 32,999   $ 22,342   $ 20,860
                                                       ========   ========   ========
CAPITAL EXPENDITURES:
  Systems assembly and distribution..................  $ 21,317   $ 25,493   $ 10,869
  Printed wiring boards..............................   118,818     61,326      6,586
  Other..............................................    11,912     34,334     15,377
  Unallocated general corporate......................     1,844        116        442
                                                       --------   --------   --------
                                                       $153,891   $121,269   $ 33,274

---------------

 * Excludes unusual charges of $72,794 and $16,532 in fiscal 1998 and 1996, respectively, which related primarily to other services. See Note 7 for additional information regarding the unusual charges.


** Excludes unusual charges related to property, plant, and equipment and goodwill impairment charges of $53,340 and $7,970 in fiscal 1998 and 1996, respectively, which related primarily to other services. See Note 7 for additional information regarding the unusual charges.

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The following summarizes financial information by geographic areas:


                                                            FOR THE FISCAL YEARS
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
NET SALES:
  North America......................................  $637,795   $543,469   $356,917
  Europe.............................................   175,675    150,174     65,348
  Asia...............................................   112,073     85,960     36,628
TRANSFERS BETWEEN GEOGRAPHIC AREAS:
  North America......................................       166      3,021      1,500
  Europe.............................................        85         61         33
  Asia...............................................     1,091        220         48
  Eliminations.......................................    (1,342)    (3,302)    (1,581)
                                                       --------   --------   --------
                                                       $925,543   $779,603   $458,893
                                                       ========   ========   ========
INCOME (LOSS) BEFORE INCOME TAXES:
  North America......................................  $(38,053)  $ 47,780   $ 23,551
  Europe.............................................    20,027     17,635      6,063
  Asia...............................................     9,874      4,035     (1,471)
  Unallocated general corporate......................   (30,380)   (19,785)   (12,470)
                                                       --------   --------   --------
                                                       $(38,532)  $ 49,665   $ 15,673
                                                       ========   ========   ========
LONG-LIVED ASSETS AT THE END OF EACH FISCAL YEAR:
  North America......................................  $232,134   $257,673   $155,681
  Europe.............................................   110,296     12,466      7,335
  Asia...............................................    80,635      7,065      6,971
  Unallocated general corporate......................     9,955      7,706      3,197
                                                       --------   --------   --------
                                                       $433,020   $284,910   $173,184
                                                       ========   ========   ========



  Export sales from the United States are immaterial.


     At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard accounted for 10% and 17% of net sales in fiscal 1998 and 1997, respectively. IBM accounted for 10% of net sales in fiscal 1998. No other customer accounted for more than 10% of net sales in fiscal 1998, 1997, or 1996. The Company's top ten customers accounted for 48%, 50%, and 43% of net sales in fiscal 1998, 1997, and 1996, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a material adverse effect on the Company's operating results. The Company has few material, firm, long-term commitments or volume guarantees from its customers. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction, or delay in orders could have a material adverse effect on the Company's operating results. In the past, changes in customer orders have had a significant impact on the Company's results of operations due to corresponding changes in the level of overhead absorption.

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties completely failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet)

                      THE DII GROUP, INC. AND SUBSIDIARIES
that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company has concentrations of credit risk in accounts receivable from its top ten customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintained reserves for potential credit losses of $5,900 and $2,893 at January 3, 1999, and December 28, 1997, respectively. In addition, the Company has concentrations of credit risk in cash and cash equivalents, which are maintained at recognized financial institutions. The Company performs ongoing financial evaluations of these financial institutions.

NOTE 14  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     As discussed in Note 15, subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that $3,842 of costs included in its original estimate of losses on sales contracts previously recorded as unusual charges in fiscal 1998 (see Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which such costs were incurred.



     The Company previously recorded $54,000 and $22,636 of unusual charges during the first and fourth quarters of fiscal 1998, respectively, relating to Orbit's semiconductor wafer fabrication facility. The restated unusual charges amounted to $51,158 and $21,636 in the first and fourth quarters of fiscal 1998, respectively.



     The following summarizes the impact and timing of the restatement on the quarterly financial information for the year ended January 3, 1999:



                                                    1998 FISCAL QUARTERS
                                          -----------------------------------------    FISCAL
                                           FIRST      SECOND     THIRD      FOURTH      1998
                                          --------   --------   --------   --------   --------
Sales:
  As previously reported................  $235,374   $221,938   $205,917   $262,314   $925,543
  As restated...........................   235,374    221,938    205,917    262,314    925,543
Gross profit:
  As previously reported................   (18,714)    33,142     32,022     18,300     64,750
  As restated...........................   (15,872)    33,142     32,022     19,300     68,592
Net income (loss):
  As previously reported................   (32,047)     6,127      6,532      2,356    (17,032)
  As restated...........................   (30,001)     5,023      5,590      2,356    (17,032)
Basic earnings (loss) per share:
  As previously reported................     (1.27)      0.24       0.26       0.10      (0.68)
  As restated...........................     (1.19)      0.20       0.23       0.10      (0.68)
Diluted earnings (loss) per share:
  As previously reported................     (1.27)      0.23       0.25       0.09      (0.68)
  As restated...........................     (1.19)      0.19       0.21       0.09      (0.68)



     The following summarizes quarterly financial information for the year ended December 28, 1997:



                                                                                     DILUTED EARNINGS
                                   GROSS PROFIT        NET         BASIC EARNINGS       (LOSS) PER
                       NET SALES      (LOSS)      INCOME (LOSS)   (LOSS) PER SHARE        SHARE
                       ---------   ------------   -------------   ----------------   ----------------
1997 Quarters
  First..............  $137,080      $ 26,180        $ 5,077           $0.21              $0.20
  Second.............   184,097        32,679          7,540            0.31               0.27
  Third..............   212,864        33,302          9,955            0.40               0.35
  Fourth.............   245,562        39,779         12,748            0.50               0.44
                       --------      --------        -------           -----              -----
                       $779,603      $131,940        $35,320           $1.43              $1.26

                      THE DII GROUP, INC. AND SUBSIDIARIES

(15) RESTATEMENT



     Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that certain costs included in its accrual for estimated losses on sales contracts recorded as unusual charges in fiscal 1998 (see Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which those costs were incurred. As a result, the financial statements for the year ended January 3, 1999 have been restated from amounts previously reported to remove $3,842 from unusual charges and to increase selling, general and administrative expenses by $3,842. A summary of the significant effects of the restatement for the year ended January 3, 1999 is as follows:



                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Total cost of sales.........................................    $860,793      $856,951
SG&A expenses...............................................      77,318        81,160

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



     "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" is hereby amended for the sole purpose of including updated Consents of Independent Auditors.



     (a)(3) List of Exhibits:



        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------
          23.1           -- Consent of Independent Auditors -- Deloitte & Touche
                            LLP
          23.2           -- Consent of Independent Auditors -- KPMG

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The DII Group, Inc.
                                            (Registrant)

                                            By:
                                              ----------------------------------
                                              Thomas J. Smach
                                              Chief Financial Officer


Dated: September 8, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                                                       Chairman and Chief Executive  September 8, 1999
-----------------------------------------------------    Officer (Principal
                  Ronald R. Budacz                       Executive Officer)

                                                       Executive Vice President and  September 8, 1999
-----------------------------------------------------    Director (Principal
                Carl R. Vertuca, Jr.                     Financial Officer)

                                                       Chief Financial Officer and   September 8, 1999
-----------------------------------------------------    Senior Vice President
                   Thomas J. Smach                       (Principal Accounting
                                                         Officer)

                                                       Director                      September 8, 1999
-----------------------------------------------------
                  Robert L. Brueck

                                                       Director                      September 8, 1999
-----------------------------------------------------
             Constantine S. Macricostas

                                                       Director                      September 8, 1999
-----------------------------------------------------
               Gerard T. Wrixon, Ph.D.

                                                       Director                      September 8, 1999
-----------------------------------------------------
                 Alexander W. Young

                               INDEX TO EXHIBITS



        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------
          23.1           -- Consent of Independent Auditors -- Deloitte & Touche
                            LLP
          23.2           -- Consent of Independent Auditors -- KPMG