Form 10-Q/A
period 1999-07-04
DII GROUP INC
filed 1999-09-08
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1


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

PART I.  FINANCIAL INFORMATION


         EXPLANATORY NOTE: Pursuant to this Form 10-Q/A, The DII Group, Inc. amends "ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS", "ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of Part I and "ITEM 6(a). EXHIBITS" of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1999.



         This amendment includes additional disclosures concerning unusual charges recognized by the Company. Additionally, the financial statements for the quarter and six-month period ended June 28, 1998 have been restated from amounts previously reported to remove certain expenses from unusual charges and to reflect these expenses as period costs when incurred. In addition, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges.


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                    (In thousands, except earnings per share)
                                   (Unaudited)




                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                         ---------------------------  -----------------------------
                                                         JULY 4, 1999  JUNE 28, 1998  JULY 4, 1999    JUNE 28, 1998
                                                         ------------  -------------  ------------    -------------
                                                                        As restated                    As restated
                                                                        See Note 13                    See Note 13
Net sales:
     Systems assembly and distribution                     $ 181,405       142,712        332,318         293,131
     Printed wiring boards                                    80,564        46,123        151,885          96,831
     Other                                                    18,124        33,103         43,358          67,350
                                                           ---------     ---------      ---------       ---------
          Total net sales                                    280,093       221,938        527,561         457,312

Cost of sales:
     Cost of sales                                           237,781       188,796        447,320         390,728
     Unusual charges                                              --            --             --          49,314
                                                           ---------     ---------      ---------       ---------
          Total cost of sales                                237,781       188,796        447,320         440,042
                                                           ---------     ---------      ---------       ---------

     Gross profit                                             42,312        33,142         80,241          17,270

Selling, general and administrative expenses                  20,686        20,918         40,796          40,094
Unusual charges                                                   --            --             --           1,844
Interest expense                                               5,371         4,669         11,853           9,388
Interest income                                                 (356)         (677)          (750)         (1,604)
Amortization of intangibles                                    1,307         1,094          2,602           2,215
Other, net                                                       814           169            800               1
                                                           ---------     ---------      ---------       ---------

     Income (loss) before income taxes                        14,490         6,969         24,940         (34,668)

Income tax expense (benefit)                                   2,150         1,946          3,717          (9,690)
                                                           ---------     ---------      ---------       ---------

     Net income (loss)                                     $  12,340         5,023         21,223         (24,978)
                                                           =========     =========      =========       =========

Earnings (loss) per common share:
     Basic                                                 $    0.42          0.20           0.75           (0.99)
     Diluted                                               $    0.40          0.19           0.71           (0.99)


Weighted average number of common
shares and equivalents outstanding:
     Basic                                                    29,463        25,044         28,408          25,110
     Diluted                                                  30,921        30,450         30,708          25,110

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


The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended January 3, 1999 included in the annual report on Form 10-K previously filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six-month periods ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.


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


In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), an affiliate of Capetronic International Holdings Limited (Capetronic) for a purchase price of $15,500. The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic after giving effect to the conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company can not hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.


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


The Company is divesting this non-core business unit in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribution. The Company does not believe that the sale of PTI will have any adverse impact on its consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by approximately 7%) until such time as the proceeds are reinvested back into the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution.

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

(7) UNUSUAL CHARGES


During fiscal 1998, the Company recognized unusual pre-tax charges of $72,794, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999 and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $51,158 and $21,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $49,314 of the unusual pre-tax charges had been classified as a component of cost of sales in the first quarter 1998.


    The components of the unusual charge recorded in fiscal 1998 are as follows:


                                                                    FIRST    FOURTH   FISCAL    NATURE OF
                                                                   QUARTER   QUARTER   1998      CHARGE
                                                                  --------  -------- --------   ----------
                 Severance..................................      $    498  $   900  $  1,398       cash
                 Long-lived asset impairment................        38,257   15,083    53,340   non-cash
                 Losses on sales contracts..................         2,658    3,100     5,758   non-cash
                 Incremental uncollectible accounts
                   receivable...............................           900       --       900   non-cash
                 Incremental sales returns and allowances...         1,500      500     2,000   non-cash
                 Inventory write-downs......................         5,500      250     5,750   non-cash
                 Other exit costs...........................         1,845    1,803     3,648       cash
                                                                  --------  -------  --------
                           Total unusual pre-tax charges....      $ 51,158  $21,636  $ 72,794
                                                                  ========  =======  ========



    The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:


                                       LONG-LIVED     LOSSES     UNCOLLECTIBLE  SALES RETURNS  INVENTORY
                                         ASSET       ON SALES       ACCOUNTS        AND          WRITE-          OTHER
                         SEVERANCE     IMPAIRMENT    CONTRACTS     RECEIVABLE    ALLOWANCES      DOWNS       EXIT COSTS     TOTAL
                         ---------     ----------    ---------   -------------  -------------  ---------     ----------   --------

Balance at December
  28, 1997 ..........     $     --      $     --      $     --      $     --      $     --      $     --      $     --    $     --
Activities during the
  year:
  1998 provision ....        1,398        53,340         5,758           900         2,000         5,750         3,648      72,794
  Cash charges ......         (498)           --            --            --            --            --          (465)       (963)
  Non-cash charges ..           --       (53,340)       (4,658)         (767)       (1,500)       (5,500)         (643)    (66,408)
                          --------      --------      --------      --------      --------      --------      --------    --------
Balance at January 3,
  1999 ..............          900            --         1,100           133           500           250         2,540       5,423
Activities during the
  period:
  Cash charges ......         (900)           --            --            --            --            --          (601)     (1,501)
  Non-cash charges ..           --            --        (1,100)         (133)           --          (250)           --      (1,483)
                          --------      --------      --------      --------      --------      --------      --------    --------
Balance at April 4,
  1999 ..............           --            --            --            --           500            --         1,939       2,439
Activities during the
  period:
  Cash charges ......           --            --            --            --            --            --          (584)       (584)
  Non-cash charges ..           --            --            --            --          (500)           --            --        (500)
                          --------      --------      --------      --------      --------      --------      --------    --------
Balance at July 4,
  1999 ..............     $     --      $     --      $     --      $     --      $     --      $     --      $  1,355    $  1,355
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


Additionally, the first quarter 1998 unusual charge included $5,058 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental sales returns and allowances, primarily resulting from the fab changeover quality issues. The Company entered into certain non-cancelable sales contracts to provide semiconductors to customers at fixed prices. Because the Company was obligated to fulfill the terms of the agreements at selling prices which were not sufficient to cover the cost to produce or acquire such products, a liability for losses on sales contracts was recorded for the estimated future amount of such losses. This amount was classified as a component of cost of sales.



The first quarter 1998 unusual pre-tax charge also included $7,843 primarily associated with inventory write-downs, severance and other costs. This write-down primarily resulted from excess inventory created by deciding to downsize operations.



As previously stated, the Company subsequently decided to sell the manufacturing facility (which occurred in January 1999). This decision resulted in additional unusual pre-tax charges in the fourth quarter of 1998 of $21,636.


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

(8) COMPREHENSIVE INCOME

The components of comprehensive income were as follows:


                                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                        ENDED                      ENDED
                                                ---------------------      ----------------------
                                                 JULY 4,     JUNE 28,       JULY 4,      JUNE 28,
                                                  1999         1998          1999          1998
                                                --------     --------      --------      --------
Net income (loss)                               $ 12,340        5,023      $ 21,223       (24,978)
Other comprehensive loss-
   Foreign currency translation adjustments            7          (44)         (108)          (53)
                                                ========     ========      ========      ========
Comprehensive income (loss)                     $ 12,347        4,979      $ 21,115       (25,031)
                                                ========     ========      ========      ========

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments that are permanent in nature.

(9) EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:


                                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                   ENDED                  ENDED
                                                          --------------------    --------------------
                                                          JULY 4,     JUNE 28,    JULY 4,     JUNE 28,
                                                           1999         1998       1999        1998
                                                          -------     --------    -------     --------
BASIC EPS:

Net income (loss)                                         $12,340       5,023     $21,223     (24,978)
                                                          =======     =======     =======     =======
Weighted-average common shares outstanding                 29,463      25,044      28,408      25,110
                                                          =======     =======     =======     =======
Basic EPS                                                 $  0.42        0.20     $  0.75       (0.99)
                                                          =======     =======     =======     =======

DILUTED EPS:

Net income (loss)                                         $12,340       5,023     $21,223     (24,978)
Plus income impact of assumed conversions:
    Interest expense (net of tax) on convertible
subordinated notes                                             --         776         400          --
    Amortization (net of tax) of debt issuance cost
on convertible subordinated notes                              --          65          33          --
                                                          =======     =======     =======     =======
Net income (loss) available to common stockholders        $12,340       5,864     $21,656     (24,978)
                                                          =======     =======     =======     =======
Shares used in computation:

    Weighted-average common shares outstanding             29,463      25,044      28,408      25,110
    Shares applicable to exercise of dilutive options       1,216         741       1,164          --
    Shares applicable to deferred stock compensation          242          68         230          --
    Shares applicable to convertible subordinated
      notes                                                    --       4,597         906          --
                                                          -------     -------     -------     -------
Shares applicable to diluted earnings                      30,921      30,450      30,708      25,110
                                                          =======     =======     =======     =======
Diluted EPS                                               $  0.40        0.19     $  0.71       (0.99)
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


                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                      ----------------------------  ----------------------------
                                      JULY 4, 1999   JUNE 28, 1998  JULY 4, 1999   JUNE 28, 1998
                                      ------------   -------------  ------------   -------------
NET SALES:
Systems assembly and distribution       $ 181,405      $ 142,712      $ 332,318      $ 293,131
Printed wiring boards                      80,564         46,123        151,885         96,831
Other                                      18,124         33,103         43,358         67,350
                                        ---------      ---------      ---------      ---------
                                        $ 280,093      $ 221,938      $ 527,561      $ 457,312
                                        =========      =========      =========      =========
INCOME (LOSS) BEFORE INCOME TAXES*:
Systems assembly and distribution       $   8,706      $   7,205      $  16,337      $  14,155
Printed wiring boards                       8,556          5,066         17,553         13,468
Other                                       5,564          3,428          8,266          4,066
Unallocated general corporate              (8,336)        (7,196)       (17,216)       (13,665)
                                        ---------      ---------      ---------      ---------
                                        $  14,490      $   8,503      $  24,940      $  18,024
                                        =========      =========      =========      =========
DEPRECIATION AND AMORTIZATION:
Systems assembly and distribution       $   3,425      $   3,774      $   6,774      $   5,440
Printed wiring boards                       5,410          2,667         10,456          5,315
Other                                         878          2,160          1,818          6,062
Unallocated general corporate                 286            275            592            578
                                        ---------      ---------      ---------      ---------
                                        $   9,999      $   8,876      $  19,640      $  17,395
                                        =========      =========      =========      =========
CAPITAL EXPENDITURES:
Systems assembly and distribution       $  10,106      $   8,269      $  21,413      $  14,400
Printed wiring boards                      15,588          8,098         24,024         12,622
Other                                       1,030          2,022          1,929          6,468
Unallocated general corporate                 225             30            925             82
                                        ---------      ---------      ---------      ---------
                                        $  26,949      $  18,419      $  48,291      $  33,572
                                        =========      =========      =========      =========

IDENTIFIABLE ASSETS AT THE END         JULY 4,    JANUARY 3,
       OF EACH PERIOD:                  1999         1999
------------------------------        --------    ----------
Systems assembly and distribution     $266,761     $238,027
Printed wiring boards                  432,741      390,194
Other                                   40,229       79,453
Unallocated general corporate           58,338       39,635
                                      --------     --------
                                      $798,069     $747,309
                                      ========     ========


* Excludes unusual charges of $51,158 for the six months ended June 28, 1998, which related primarily to Other Services. See Note 7 for additional information regarding the unusual charges.


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
                                  ========     ========



* Excludes unusual charges of $51,158 for the six months ended June 28, 1998, which related to businesses operated in North America. See Note 7 for additional information regarding the unusual charges.

(13) RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that certain expenses included in its original estimate of losses on sales contracts recorded as unusual charges in the first quarter of 1998 (see Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which such costs were incurred. As a result, the financial statements for the quarter and six-month period ended June 28, 1998 have been restated from amounts previously reported to remove these expenses from unusual charges and to reflect these expenses as period costs when incurred. Additionally, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges. The balance sheet effect of the restatement results in a reduction of accrued expenses of $942 and an increase of retained earnings of $942 as compared to what was previously reported.

A summary of the effects of the restatement on the statement of operations is as follows:



                                                FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                     JUNE 28, 1998                 JUNE 28, 1998
                                               ------------------------      ------------------------
                                                                 AS                            AS
                                                  AS         PREVIOUSLY         AS         PREVIOUSLY
                                               RESTATED       REPORTED       RESTATED       REPORTED
                                               --------      ----------      --------      ----------
Net sales:
    Contract electronics manufacturing        $  142,712     $  142,712     $  293,131     $  293,131
    Interconnect technologies                     46,123         46,123         96,831         96,831
    Other                                         33,103         33,103         67,350         67,350
                                              ----------     ----------     ----------     ----------
       Total net sales                           221,938        221,938        457,312        457,312

Cost of sales:
    Cost of sales                                188,796        188,796        390,728        390,728
    Unusual charges                                   --             --         49,314         12,844
                                              ----------     ----------     ----------     ----------
       Total cost of sales                       188,796        188,796        440,042        403,572

    Gross profit                                  33,142         33,142         17,270         53,740

Selling, general and administrative expenses      20,918         19,384         40,094         38,560
Unusual charges                                       --             --          1,844         41,156
Interest income                                     (677)          (677)        (1,604)        (1,604)
Interest expense                                   4,669          4,669          9,388          9,388
Amortization of intangibles                        1,094          1,094          2,215          2,215
Other, net                                           169            169              1              1
                                              ----------     ----------     ----------     ----------


    Income (loss) before taxes                     6,969          8,503        (34,668)       (35,976)

Income tax expense (benefit)                       1,946          2,376         (9,690)       (10,056)
                                              ----------     ----------     ----------     ----------

    Net income (loss)                         $    5,023     $    6,127     $  (24,978)    $  (25,920)
                                              ==========     ==========     ==========     ==========

Income (loss) per common share:
    Basic                                     $     0.20     $     0.24     $    (0.99)    $    (1.03)
    Diluted                                   $     0.19     $     0.23     $    (0.99)    $    (1.03)

Weighted average number of common shares
and equivalents outstanding:
    Basic                                         25,044         25,044         25,110         25,110
    Diluted                                       30,450         30,450         25,110         25,110

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

B.  RESULTS OF OPERATIONS


Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that certain expenses included in its original estimate of losses on sales contracts recorded as unusual charges in the first quarter of 1998 (see Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which such costs were incurred. As a result, the financial statements for the quarter and six-month period ended June 28, 1998 have been restated from amounts previously reported to remove these expenses from unusual charges and to reflect these expenses as period costs when incurred. Additionally, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges. The balance sheet effect of the restatement results in a reduction of accrued expenses of $942 and an increase of retained earnings of $942 as compared to what was previously reported.

A summary of the effects of the restatement on the statement of operations is as follows:



                                                FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                     JUNE 28, 1998                 JUNE 28, 1998
                                               ------------------------      ------------------------
                                                                 AS                            AS
                                                  AS         PREVIOUSLY         AS         PREVIOUSLY
                                               RESTATED       REPORTED       RESTATED       REPORTED
                                               --------      ----------      --------      ----------
Net sales:
    Contract electronics manufacturing        $  142,712     $  142,712     $  293,131     $  293,131
    Interconnect technologies                     46,123         46,123         96,831         96,831
    Other                                         33,103         33,103         67,350         67,350
                                              ----------     ----------     ----------     ----------
       Total net sales                           221,938        221,938        457,312        457,312

Cost of sales:
    Cost of sales                                188,796        188,796        390,728        390,728
    Unusual charges                                   --             --         49,314         12,844
                                              ----------     ----------     ----------     ----------
       Total cost of sales                       188,796        188,796        440,042        403,572

    Gross profit                                  33,142         33,142         17,270         53,740

Selling, general and administrative expenses      20,918         19,384         40,094         38,560
Unusual charges                                       --             --          1,844         41,156
Interest income                                     (677)          (677)        (1,604)        (1,604)
Interest expense                                   4,669          4,669          9,388          9,388
Amortization of intangibles                        1,094          1,094          2,215          2,215
Other, net                                           169            169              1              1
                                              ----------     ----------     ----------     ----------


    Income (loss) before taxes                     6,969          8,503        (34,668)       (35,976)

Income tax expense (benefit)                       1,946          2,376         (9,690)       (10,056)
                                              ----------     ----------     ----------     ----------

    Net income (loss)                         $    5,023     $    6,127     $  (24,978)    $  (25,920)
                                              ==========     ==========     ==========     ==========

Income (loss) per common share:
    Basic                                     $     0.20     $     0.24     $    (0.99)    $    (1.03)
    Diluted                                   $     0.19     $     0.23     $    (0.99)    $    (1.03)

Weighted average number of common shares
and equivalents outstanding:
    Basic                                         25,044         25,044         25,110         25,110
    Diluted                                       30,450         30,450         25,110         25,110


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


Gross profit for the quarter ended July 4, 1999 increased $9,170 to $42,312 from $33,142 in the comparable period in 1998. Gross profit for the six months ended July 4, 1999 increased $62,971 to $80,241 from $17,270 in the comparable period in 1998. Gross margin increased to 15.1% in the quarter ended July 4, 1999 from 14.9% in the comparable period in 1998. The slight improvement in gross margin is attributable to the increased concentration of sales from the Company's printed wiring board operations, which generate higher margins than the Company's other products and service offerings. Gross margin increased to 15.2% in the six months ended July 4, 1999 from 3.8% in the comparable period in 1998. The increase in gross margin is primarily attributable to $49,314 of unusual pre-tax charges during the first quarter of 1998 associated with the exit from wafer fabrication at Orbit. Excluding unusual charges, gross profit for the six months ended July 4, 1999 increased $13,657 to $80,241 from $66,584 for the comparable period in 1998. Excluding unusual charges, gross margin improved to 15.2% for the six months ended July 4, 1999 from 14.6% for the six months ended June 28,1998. The gross margin increase was primarily the result of (i) significantly improved margin performance from Dii Semiconductor resulting from a more focused and efficient business model since divesting of its Fab and (ii) the change in sales mix resulting from an increase in printed wiring board revenues, which generate higher margins than the Company's other products and service offerings.

Selling, general and administrative (SG&A) expense decreased $232 to $20,686 for the quarter ended July 4, 1999 from $20,918 for the comparable period in 1998. The percentage of SG&A expense to net sales decreased to 7.4% for the quarter ended July 4, 1999 from 9.4% in the comparable period in 1998. The decrease in absolute dollars was primarily attributable to $2,371 of incremental SG&A expense associated with the addition of Multek's August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany, increased incentive-based stock compensation in the amount of $529, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion offset by a reduction in expenses of approximately $2,755, which is attributable to the previously described sale of the PTI business units and the sale of Orbit's 6-inch, 0.6 micron wafer fabrication facility.

Selling, general and administrative (SG&A) expense increased $702 to $40,796 for the six months ended July 4, 1999 from $40,094 for the comparable period in 1998. The percentage of SG&A expense to net sales decreased to 7.7% for the six months ended July 4, 1999 from 8.8% in the comparable period in 1998. The increase in absolute dollars was primarily attributable to $4,220 of incremental SG&A expense associated with the addition of Multek's August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany, increased incentive-based stock compensation in the amount of $738, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion offset by a reduction in expenses of approximately $4,598, which is attributable to the previously described sale of the PTI business units and the sale of Orbit's 6-inch, 0.6 micron wafer fabrication facility.

During fiscal 1998, the Company recognized unusual pre-tax charges of $72,794, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999 and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $51,158 and $21,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $49,314 of the unusual pre-tax charges had been classified as a component of costs of sales in the first quarter 1998.


The components of the unusual charge recorded in fiscal 1998 are as follows:


                                                        FIRST      FOURTH       FISCAL     NATURE OF
                                                       QUARTER     QUARTER       1998       CHARGE
                                                       -------     -------     -------     ---------
          Severance ..............................     $   498     $   900     $ 1,398         cash
          Long-lived asset impairment ............      38,257      15,083      53,340     non-cash
          Losses on sales contracts ..............       2,658       3,100       5,758     non-cash
          Incremental uncollectible accounts
            receivable ...........................         900          --         900     non-cash
          Incremental sales returns and allowances       1,500         500       2,000     non-cash
          Inventory write-downs ..................       5,500         250       5,750     non-cash
          Other exit costs .......................       1,845       1,803       3,648         cash
                                                       -------     -------     -------
                Total unusual pre-tax charges.....     $51,158     $21,636     $72,794
                                                       =======     =======     =======



The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:


                                     LONG-LIVED     LOSSES    UNCOLLECTIBLE  SALES RETURNS  INVENTORY
                                       ASSET       ON SALES      ACCOUNTS         AND         WRITE-       OTHER
                        SEVERANCE    IMPAIRMENT    CONTRACTS    RECEIVABLE     ALLOWANCES     DOWNS      EXIT COSTS     TOTAL
                        ---------    ----------    ---------  -------------  ------------   ---------    ----------   --------
Balance at December
  28, 1997 ..........    $     --     $     --     $     --     $     --       $     --     $     --     $     --     $     --
Activities during the
  year:
  1998 provision ....       1,398       53,340        5,758          900          2,000        5,750        3,648       72,794
  Cash charges ......        (498)          --           --           --             --           --         (465)        (963)
  Non-cash charges ..          --      (53,340)      (4,658)        (767)        (1,500)      (5,500)        (643)     (66,408)
                         --------     --------     --------     --------       --------     --------     --------     --------
Balance at January 3,
  1999 ..............         900           --        1,100          133            500          250        2,540        5,423
Activities during the
  period:
  Cash charges ......        (900)          --           --           --             --           --         (601)      (1,501)
  Non-cash charges ..          --           --       (1,100)        (133)            --         (250)          --       (1,483)
                         --------     --------     --------     --------       --------     --------     --------     --------
Balance at April 4,
  1999 ..............          --           --           --           --            500           --        1,939        2,439
Activities during the
  period:
  Cash charges ......          --           --           --           --             --           --         (584)        (584)
  Non-cash charges ..          --           --           --           --           (500)          --           --         (500)
                         --------     --------     --------     --------       --------     --------     --------     --------
Balance at July 4,
  1999 ..............    $     --     $     --     $     --     $     --       $     --     $     --     $  1,355     $  1,355
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


Additionally, the first quarter 1998 unusual charge included $5,058 for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental sales returns and allowances, primarily resulting from the fab changeover quality issues. The Company entered into certain non-cancelable sales contracts to provide semiconductors to customers at fixed prices. Because the Company was obligated to fulfill the terms of the agreements at selling prices which were not sufficient to cover the cost to produce or acquire such products, a liability for losses on sales contracts was recorded for the estimated future amount of such losses. This amount was classified as a component of cost of sales.

The first quarter 1998 unusual pre-tax charge also included $7,843 primarily associated with inventory write-downs, severance and other costs. This write-down primarily resulted from excess inventory created by deciding to downsize operations.

As previously stated, the Company subsequently decided to sell the manufacturing facility (which occurred in January 1999). This decision resulted in an additional unusual pre-tax charges in the fourth quarter of 1998 of $21,636.


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


In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), an affiliate of Capetronic International Holdings Limited (Capetronic) for a purchase price of $15,500. The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic after giving effect to the conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company can not hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.


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


Cash provided by operating activities amounted to $29,687 and $42,183 for the six month periods ended July 4, 1999 and June 28, 1998, respectively. For the six months ended July 4, 1999, cash provided by operating activities reflects net income of $21,223 and depreciation and amortization of $19,640 versus a net loss of $25,920, non-cash unusual charges of $48,815 and depreciation and amortization of $17,395 in the six months ended June 28, 1998. The increase in depreciation and amortization of $2,225 is due mainly to the Company's acquisitions. Cash provided by operating activities for the six month period ended July 4, 1999 also reflects an increase in accounts payable of $40,911, offset by increases of $9,331 and $28,195 in accounts receivable and inventory, respectively. For the six months ended June 28, 1998, cash provided by operating activities also reflected decreases in accounts receivable of $15,719 and inventory of $912, offset by a decrease of $13,928 in accrued expenses.


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

ITEM 6(a).   EXHIBITS


"ITEM 6(a) EXHIBITS" is hereby amended for the sole purpose of including updated Reports of Independent Auditors.


EXHIBIT
NUMBER            DESCRIPTION

15                Letter re: Unaudited Interim Financial Information.

23.1              Report of Independent Accountants - Deloitte & Touche LLP.


27                Financial Data Schedule. (Previously filed)

----------

ITEM 6(b).   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE DII GROUP, INC.


    Date:   September 8, 1999        By:  /s/ Carl R. Vertuca, Jr.
                                          --------------------------------------
                                              Carl R. Vertuca, Jr.
                                              Executive Vice President--Finance,
                                              Administration and Corporate
                                              Development

    Date:   September 8, 1999        By:  /s/ Thomas J. Smach
                                          --------------------------------------
                                              Thomas J. Smach
                                              Chief Financial Officer

                                  EXHIBIT INDEX



             EXHIBIT
             NUMBER             DESCRIPTION
             -------            -----------
              15      Letter re: Unaudited Interim Financial Information.

              23.1    Report of Independent Accountants - Deloitte & Touche LLP.

              27      Financial Data Schedule. (Previously filed)