Form 10-Q/A
period 1998-09-27
DII GROUP INC
filed 1999-09-09
CIK 899047

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

PART I.  FINANCIAL INFORMATION


         EXPLANATORY NOTE: Pursuant to this Form 10-Q/A, The DII Group, Inc. amends "ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS", "ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of Part I and "ITEM 6(a). EXHIBITS" of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1999.

         This amendment includes additional disclosures concerning unusual charges recognized by the Company. Additionally, the financial statements for the quarter and nine-month period ended September 27, 1998 have been restated from amounts previously reported to remove certain expenses from unusual charges and to reflect these expenses as period costs when incurred. In addition, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges.


ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except earnings per share)
                                   (Unaudited)



                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                            --------------------------            -------------------------
                                                          SEPT. 27, 1998   SEPT. 28, 1997      SEPT. 27, 1998    SEPT. 28, 1997
                                                          --------------   --------------      --------------    --------------
                                                                                                AS RESTATED
                                                                                                SEE NOTE 10
Net sales:
     Systems assembly and distribution                    $    131,016          141,503             424,147           349,089
     Interconnect technologies                                  43,964           34,228             140,795            83,139
     Other                                                      30,937           37,133              98,287           101,813
                                                          --------------   --------------      --------------    --------------
          Total net sales                                      205,917          212,864             663,229           534,041
Cost of sales:
     Cost of sales                                             173,895          179,562             564,623           441,880
     Unusual charges                                           -                -              49,314                 -
                                                          --------------   --------------      --------------    --------------
          Total cost of sales                                  173,895          179,562             613,937           441,880
                                                          --------------   --------------      --------------    --------------
     Gross profit                                               32,022           33,302              49,292            92,161

Selling, general and administrative expenses                    18,972           17,098              59,066            51,424
Unusual charges                                                -                -               1,844                 -
Interest income                                                   (613)            (256)             (2,217)             (654)
Interest expense                                                 4,910            2,504              14,298             5,924
Amortization of intangibles                                      1,168            1,033               3,383             2,762
Other, net                                                        (173)             245                (172)              919
                                                          --------------   --------------      --------------    --------------

     Income (loss) before income taxes                           7,758           12,678             (26,910)           31,786

Income tax expense (benefit)                                     2,168            2,723              (7,522)            9,214
                                                          --------------   --------------      --------------    --------------

     Net income (loss)                                    $      5,590            9,955             (19,388)           22,572
                                                          ==============   ==============      ==============    ==============
Earnings (loss) per common share:
     Basic                                                $       0.23             0.40               (0.78)             0.92
     Diluted                                              $       0.21             0.35               (0.78)             0.81
Weighted average number of common shares
  and equivalents outstanding:
     Basic                                                      24,775           25,058              25,004            24,533
     Diluted                                                    29,948           31,203              25,004            31,014


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
                                                                  =======            ======


The Company made provisions to the allowance for inventory impairment (including unusual charges, see Note 6) of $7,322 and $2,676 during the nine months ended September 27, 1998 and September 28, 1997, respectively.

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


(5)  UNUSUAL CHARGES



In March 1998, the Company recognized a unusual pre-tax charge of $51,158, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor ("Orbit"). The charge was primarily due to the impaired recoverability of certain sales contracts, inventory, intangible assets and fixed assets.


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

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


(5)  UNUSUAL CHARGES, CONTINUED



The missed plan for the changeover and running both fabs simultaneously put pressure on the work force, with resulting quality problems. Compounding these problems, the semiconductor industry has been characterized by excess capacity that arose about the time Orbit was acquired, which has led larger competitors to invade Orbit's niche market. Further, many of Orbit's customers migrated faster than expected to a technology in excess of Orbit's fabrication capabilities, which required Orbit to outsource more of its manufacturing requirements than originally expected. Based upon these continued conditions and the future outlook, the Company took this unusual charge to correctly size Orbit's asset base to allow its recoverability based upon its current business size.



The unusual pre-tax charges consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value, (ii) $5,058 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues, and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations. The allowances established in connection with the unusual charge have been or are expected to be completely utilized in fiscal 1998. There are no material differences between the current amount of the accrual and the original estimates.


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

                      THE DII GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(7)  EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:


                                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                   ENDED                       ENDED
                                                           -----------------------    ------------------------
                                                           SEPT. 27,     SEPT. 28,      SEPT. 27,    SEPT. 28,
                                                              1998          1997          1998         1997
                                                           ---------   -----------    -----------   ----------
BASIC EPS:
Net income (loss)                                          $   5,590         9,955    $  (19,388)       22,572
                                                           =========   ===========    ===========   ==========
Weighted-average common shares outstanding                    24,775        25,058        25,004        24,533
                                                           =========   ===========    ===========   ==========
Basic EPS                                                  $    0.23          0.40     $   (0.78)         0.92
                                                           =========   ===========    ===========   ==========

DILUTED EPS:
Net income (loss)                                          $   5,590         9,955     $ (19,388)       22,572
Plus income impact of assumed conversions:
    Interest expense (net of tax) on convertible
      subordinated notes                                         776           776             -         2,328
    Amortization (net of tax) of debt issuance cost
      on convertible subordinated notes                           65            65             -           195
                                                           =========   ===========    ===========   ==========
Net income (loss) available to common stockholders         $   6,431        10,796    $  (19,388)       25,095
                                                           =========   ===========    ===========   ==========
Shares used in computation:
    Weighted-average common shares outstanding                24,775        25,058        25,004        24,533
    Shares applicable to exercise of dilutive options            558         1,299             -         1,635
    Shares applicable to deferred stock compensation              18           246             -           246
    Shares applicable to convertible subordinated notes        4,597         4,600             -         4,600
                                                           ---------   -----------    -----------   ----------
Shares applicable to diluted earnings                         29,948        31,203        25,004        31,014
                                                           =========   ===========    ===========   ==========

Diluted EPS                                                $    0.21          0.35    $    (0.78)         0.81
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


(10) RESTATEMENT



Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999 management determined that certain selling and disposition costs included in its accrual for estimated losses on sales contracts recorded as unusual charges should have been reflected in selling, general and administrative costs in the periods in which those costs were incurred (See Note
5). As a result, the financial statements for the quarter and nine-month periods ended September 27, 1998 have been restated from amounts previously reported to remove these costs from unusual charges and to reflect these costs as period costs when incurred. Additionally, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges. There was no impact to the September 27, 1998 balance sheet as a result of the restatement. A summary of the effects of the restatement on the statement of operations is as follows:



                                                FOR THE QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 27, 1998             SEPTEMBER 27, 1998
                                               ------------------------      -------------------------
                                                                 AS                            AS
                                                  AS         PREVIOUSLY         AS         PREVIOUSLY
                                               RESTATED       REPORTED       RESTATED       REPORTED
                                               --------      ----------      --------      ----------
Net sales:
    Contract electronics manufacturing        $  131,016     $  131,016     $  424,147     $  424,147
    Interconnect technologies                     43,964         43,964        140,795        140,795
    Other                                         30,937         30,937         98,287         98,287
                                              ----------     ----------     ----------     ----------
       Total net sales                           205,917        205,917        663,229        663,229

Cost of sales:
    Cost of sales                                173,895        173,895        564,623        564,623
    Unusual charges                                   --             --         49,314         12,844
                                              ----------     ----------     ----------     ----------
       Total cost of sales                       173,895        173,895        613,937        577,467

    Gross profit                                  32,022         32,022         49,292         85,762

Selling, general and administrative expenses      18,972         17,664         59,066         56,224
Unusual charges                                       --             --          1,844         41,156
Interest income                                     (613)          (613)        (2,217)        (2,217)
Interest expense                                   4,910          4,910         14,298         14,298
Amortization of intangibles                        1,168          1,168          3,383          3,383
Other, net                                          (173)          (173)          (172)          (172)
                                              ----------     ----------     ----------     ----------


    Income (loss) before taxes                     7,758          9,066        (26,910)       (26,910)

Income tax expense (benefit)                       2,168          2,534         (7,522)        (7,522)
                                              ----------     ----------     ----------     ----------

    Net income (loss)                         $    5,590     $    6,532     $  (19,388)    $  (19,388)
                                              ==========     ==========     ==========     ==========

Income (loss) per common share:
    Basic                                     $     0.23     $     0.26     $    (0.78)    $    (0.78)
    Diluted                                   $     0.21     $     0.25     $    (0.78)    $    (0.78)

Weighted average number of common shares
and equivalents outstanding:
    Basic                                         24,775         24,775         25,004         25,004
    Diluted                                       29,948         29,948         25,004         25,004

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

B.   RESULTS OF OPERATIONS


Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999 management determined that certain selling and disposition costs included in its accrual for estimated losses on sales contracts recorded as unusual charges should have been reflected in selling, general and administrative costs in the periods in which those costs were incurred (See Note
5). As a result, the financial statements for the quarter and nine-month periods ended September 27, 1998 have been restated from amounts previously reported to remove these costs from unusual charges and to reflect these costs as period costs when incurred. Additionally, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges. There was no impact to the September 27, 1998 balance sheet as a result of the restatement. A summary of the effects of the restatement on the statement of operations is as follows:



                                                FOR THE QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 27, 1998             SEPTEMBER 27, 1998
                                               ------------------------      -------------------------
                                                                 AS                            AS
                                                  AS         PREVIOUSLY         AS         PREVIOUSLY
                                               RESTATED       REPORTED       RESTATED       REPORTED
                                               --------      ----------      --------      ----------
Net sales:
    Contract electronics manufacturing        $  131,016     $  131,016     $  424,147     $  424,147
    Interconnect technologies                     43,964         43,964        140,795        140,795
    Other                                         30,937         30,937         98,287         98,287
                                              ----------     ----------     ----------     ----------
       Total net sales                           205,917        205,917        663,229        663,229

Cost of sales:
    Cost of sales                                173,895        173,895        564,623        564,623
    Unusual charges                                   --             --         49,314         12,844
                                              ----------     ----------     ----------     ----------
       Total cost of sales                       173,895        173,895        613,937        577,467

    Gross profit                                  32,022         32,022         49,292         85,762

Selling, general and administrative expenses      18,972         17,664         59,066         56,224
Unusual charges                                       --             --          1,844         41,156
Interest income                                     (613)          (613)        (2,217)        (2,217)
Interest expense                                   4,910          4,910         14,298         14,298
Amortization of intangibles                        1,168          1,168          3,383          3,383
Other, net                                          (173)          (173)          (172)          (172)
                                              ----------     ----------     ----------     ----------


    Income (loss) before taxes                     7,758          9,066        (26,910)       (26,910)

Income tax expense (benefit)                       2,168          2,534         (7,522)        (7,522)
                                              ----------     ----------     ----------     ----------

    Net income (loss)                         $    5,590     $    6,532     $  (19,388)    $  (19,388)
                                              ==========     ==========     ==========     ==========

Income (loss) per common share:
    Basic                                     $     0.23     $     0.26     $    (0.78)    $    (0.78)
    Diluted                                   $     0.21     $     0.25     $    (0.78)    $    (0.78)

Weighted average number of common shares
and equivalents outstanding:
    Basic                                         24,775         24,775         25,004         25,004
    Diluted                                       29,948         29,948         25,004         25,004


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


Gross profit for the three months ended September 27, 1998 decreased $1,280 to $32,022 from $33,302 for the comparable period in 1997. Excluding unusual charges, gross profit for the nine month period ended September 27, 1998, increased $6,445 to $98,606 from $92,161 for the comparable period in 1997. The gross margin remained unchanged at 15.6% for the three months ended September 27, 1998 as compared to the three months ended September 28, 1997. Excluding unusual charges, gross margin decreased to 14.9% for the nine month period ended September 27, 1998 from 17.3% for the nine month period ended September 28, 1997. The gross margin decrease was primarily the result of (i) the increase in the contract electronics manufacturing revenues which generate lower margins than the Company's other products and service offerings; (ii) the incremental production from the Multek Austin high volume printed circuit board fabrication facility which carries lower gross margins than historical Multek high technology and quick-turn business; (iii) continued inefficiencies and yield problems at Orbit; and (iv) the continued electronics industry downturn (especially in the semiconductor and machine tool industries), characterized by diminished product demand, accelerated erosion of average selling prices and over capacity.



Selling, general and administrative (SG&A) expense increased $1,874 to $18,972 for the three months ended September 27, 1998 from $17,098 for the comparable period in 1997. The percentage of SG&A expense to net sales increased to 9.2% for the three months ended September 27, 1998 from 8.0% for the three months ended September 28, 1997. The increase in absolute dollars and the percentage of SG&A expense to net sales was primarily attributable to: (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative; (ii) the addition of Multek's August 1997 acquisition of a high volume printed circuit board fabrication facility in Austin, Texas; and (iii) lower sales in the current period versus the comparable prior year period.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

B.   RESULTS OF OPERATIONS, CONTINUED


SG&A expense increased $7,642 to $59,066 for the nine months ended September 27, 1998 from $51,424 for the comparable period in 1997. The percentage of SG&A expense to net sales decreased to 8.9% for the nine months ended September 27, 1998 from 9.6% for the nine months ended September 28, 1997. The dollar increase is related to (i) the continued expansion of the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's growth; (ii) the addition of the Multek Austin facility; and (iii) the 24% increase in net sales in the nine months ended September 27, 1998 versus the comparable period in 1997. The percentage of SG&A expense to net sales decreased during the nine months ended September 27, 1998 versus September 28, 1997 due to better absorption from the increase in revenues.



In March 1998, the Company recognized a unusual charge of $51,158, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The unusual pre-tax charges consisted of (i) $38,258 associated with the write-down of long-lived assets to fair value; (ii) $5,058 associated with the impairment of sales contracts and accounts receivable as well as estimated costs for sales returns and allowances, primarily as a result of the fab changeover quality issues; and (iii) $7,842 primarily associated with excess inventory created by quality issues and the downsizing of Orbit's operations.


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

ITEM 6(A).  EXHIBITS


"ITEM 6(a). EXHIBITS" is hereby amended for the sole purpose of including updated Reports of Independent Auditors.



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

*2.1 Agreement relating to the sale and purchase of the share in Valenta Holdings Limited, dated as of August 22,
                  1998. (incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K dated September 4, 1998.) (Previously filed)


23.1              Report of Independent Accountants - Deloitte & Touche LLP.


27                Financial Data Schedule (Previously filed).


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

                                                     THE DII GROUP, INC.





Date:   September 8, 1999          By:  /s/Carl R. Vertuca, Jr.
       ------------------               ----------------------------------------
                                        Carl R. Vertuca, Jr.
                                        Executive Vice President - Finance,
                                        Administration and Corporate Development






Date:   September 8, 1999           By:  /s/Thomas J. Smach
       ------------------                ---------------------------------------
                                         Thomas J. Smach
                                         Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                          LOCATION OF EXHIBIT IN
NUMBER            DESCRIPTION                                                 SEQUENTIAL NUMBERING SYSTEM
-------           -----------                                                 ---------------------------
*2.1              Agreement relating to the sale and purchase of the share
                  in Valenta Holdings Limited, dated as of August 22,
                  1998. (incorporated by reference to Exhibit 2.1 of the
                  Registrant's Report on Form 8-K dated September 4, 1998.)
                  (Previously filed)

23.1              Report of Independent Accountants - Deloitte & Touche LLP.

27                Financial Data Schedule (Previously filed).



----------
* Schedules are not included and will be furnished supplementally to the Commission upon request.