Form 10-K/A
period 1999-01-03
DII GROUP INC
filed 1999-09-09
CIK 899047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

                             (CORRECTIVE AMENDMENT)

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

     This amendment is filed to include the following signature page.


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


                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ RONALD R. BUDACZ                   Chairman and Chief Executive  September 8, 1999
-----------------------------------------------------    Officer (Principal
                  Ronald R. Budacz                       Executive Officer)

              /s/ CARL R. VERTUCA, JR.                 Executive Vice President and  September 8, 1999
-----------------------------------------------------    Director (Principal
                Carl R. Vertuca, Jr.                     Financial Officer)

                 /s/ THOMAS J. SMACH                   Chief Financial Officer and   September 8, 1999
-----------------------------------------------------    Senior Vice President
                   Thomas J. Smach                       (Principal Accounting
                                                         Officer)

                /s/ ROBERT L. BRUECK                   Director                      September 8, 1999
-----------------------------------------------------
                  Robert L. Brueck

           /s/ CONSTANTINE S. MACRICOSTAS              Director                      September 8, 1999
-----------------------------------------------------
             Constantine S. Macricostas

             /s/ GERARD T. WRIXON, PH.D.               Director                      September 8, 1999
-----------------------------------------------------
               Gerard T. Wrixon, Ph.D.

               /s/ ALEXANDER W. YOUNG                  Director                      September 8, 1999
-----------------------------------------------------
                 Alexander W. Young