Form 10-Q/A
period 1999-04-04
DII GROUP INC
filed 1999-09-09
CIK 899047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

                            6273 MONARCH PARK PLACE
                             NIWOT, COLORADO 80503
             (Address and zip code of principal executive offices)

                                 (303) 652-2221
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               OUTSTANDING AT
            CLASS               MAY 10, 1999
            -----              --------------
Common Stock, Par Value $0.01    29,468,973

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION


     EXPLANATORY NOTE: Pursuant to this Form 10-Q/A, The DII Group, Inc. amends "ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" and "ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of
Part I and "ITEM 6(a). EXHIBITS" of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1999.



     This amendment includes additional disclosures concerning unusual charges recognized by the Company. Additionally, the financial statements for the three month period ended April 4, 1998 have been restated from amounts previously reported to remove certain expenses from unusual charges and to reflect these expenses as period costs when incurred. In addition, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges.


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     "ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" is hereby amended to read as follows:

                      THE DII GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                  (UNAUDITED)


                                                              FOR THE FIRST QUARTER ENDED
                                                              ----------------------------
                                                                             MAR. 29, 1998
                                                                              AS RESTATED
                                                              APR. 4, 1999   (SEE NOTE 13)
                                                              ------------   -------------
Net sales:
  Systems assembly and distribution.........................    $150,913       $150,419
  Printed wiring boards.....................................      71,321         50,708
  Other.....................................................      25,234         34,247
                                                                --------       --------
          Total net sales...................................     247,468        235,374
Cost of sales:
  Cost of sales.............................................     209,539        201,932
  Unusual charges...........................................          --         49,314
                                                                --------       --------
          Total cost of sales...............................     209,539        251,246
                                                                --------       --------
  Gross profit (loss).......................................      37,929        (15,872)
Selling, general and administrative expenses................      20,110         19,176
Unusual charges.............................................          --          1,844
Interest income.............................................        (394)          (927)
Interest expense............................................       6,482          4,719
Amortization of intangibles.................................       1,295          1,121
Other, net..................................................         (14)          (168)
                                                                --------       --------
  Income (loss) before income taxes.........................      10,450        (41,637)

                                                              FOR THE FIRST QUARTER ENDED
                                                              ----------------------------
                                                                             MAR. 29, 1998
                                                                              AS RESTATED
                                                              APR. 4, 1999   (SEE NOTE 13)
                                                              ------------   -------------
Income tax expense (benefit)................................       1,567        (11,636)
                                                                --------       --------
  Net income (loss).........................................    $  8,883       $(30,001)
                                                                ========       ========
Earnings (loss) per common share:
  Basic.....................................................    $   0.32       $  (1.19)
  Diluted...................................................    $   0.31       $  (1.19)
Weighted average number of common shares and equivalents
  outstanding:
  Basic.....................................................      27,352         25,303
  Diluted...................................................      30,477         25,303


See accompanying notes to condensed consolidated financial statements.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                  (UNAUDITED)


                                     ASSETS

                                                               APRIL 4,     JANUARY 3,
                                                                 1999          1999
                                                              -----------   ----------
Current assets:
  Cash and cash equivalents.................................   $ 42,522      $ 55,972
  Accounts receivable, net..................................    144,480       153,861
  Inventories...............................................     70,891        66,745
  Prepaid expenses..........................................     13,214        11,570
  Other.....................................................     11,560         7,249
                                                               --------      --------
          Total current assets..............................    282,667       295,397
Property, plant and equipment, net..........................    328,122       326,226
Goodwill, net...............................................     95,882        97,475
Debt issue costs, net.......................................      7,388         9,319
Investments in minority owned entities......................     20,507            --
Other.......................................................     18,044        18,892
                                                               --------      --------
                                                               $752,610      $747,309
                                                               ========      ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $122,022      $122,536
  Accrued expenses..........................................     37,840        44,134
  Accrued interest payable..................................      2,400         6,769
  Current portion of capital lease obligations..............      2,421         5,617
  Current portion of long-term debt.........................     23,086        29,031
                                                               --------      --------
          Total current liabilities.........................    187,769       208,087
Capital lease obligations, net of current portion...........      1,488         1,820
Long-term debt, net of current portion......................    287,069       271,864
Convertible subordinated notes payable......................         --        86,235
Other.......................................................      3,705         3,582
Commitments and contingent liabilities Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued................................         --            --
  Common stock, $0.01 par value; 90,000,000 shares
     authorized; 30,930,260 and 26,169,344 shares issued and
     29,283,260 and 24,522,344 shares outstanding...........        309           262
  Additional paid-in capital................................    211,367       124,410
  Retained earnings.........................................    101,954        93,071
  Treasury stock, at cost; 1,647,000 shares.................    (28,544)      (28,544)
  Accumulated other comprehensive loss......................     (4,254)       (4,139)
  Deferred compensation.....................................     (8,253)       (9,339)
                                                               --------      --------
          Total stockholders' equity........................    272,579       175,721
                                                               --------      --------
                                                               $752,610       747,309
                                                               ========      ========

See accompanying notes to condensed consolidated financial statements.

                      THE DII GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE FIRST QUARTER ENDED
                                                              ----------------------------
                                                              APR. 4, 1999   MAR. 29, 1998
                                                              ------------   -------------
Net cash provided (used) by operating activities............    $  4,843       $   (585)
Cash flows from investing activities:
  Additions to property, plant and equipment................     (21,342)       (15,153)
  Proceeds from sales of property, plant and equipment......       9,104          3,352
  Proceeds from business divestitures.......................      12,000             --
  Investments in minority owned entities....................     (20,507)            --
                                                                --------       --------
          Net cash used by investing activities.............     (20,745)       (11,801)
                                                                --------       --------
Cash flows from financing activities:
  Payments to acquire treasury stock........................          --         (9,170)
  Repayments of capital lease obligations...................      (3,528)        (1,235)
  Repayments of long-term debt..............................     (15,504)        (2,044)
  Long-term debt borrowings.................................      20,000             --
  Proceeds from stock issued under stock plans..............       1,568          2,834
  Other.....................................................        (101)            --
                                                                --------       --------
          Net cash provided (used) by financing
            activities......................................       2,435         (9,615)
                                                                --------       --------
Effect of exchange rate changes on cash.....................          17            (29)
                                                                --------       --------
          Net decrease in cash and cash equivalents.........     (13,450)       (22,030)
Cash and cash equivalents at beginning of period............      55,972         85,067
                                                                --------       --------
Cash and cash equivalents at end of period..................    $ 42,522       $ 63,037
                                                                ========       ========

See accompanying notes to condensed consolidated financial statements.

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

(2) INVENTORIES

     Inventories consisted of the following:

                                                          APRIL 4,    JANUARY 3,
                                                            1999         1999
                                                          --------    ----------
Raw materials...........................................  $44,311      $44,669
Work in process.........................................   31,875       24,922
Finished goods..........................................    3,627        6,622
                                                          -------      -------
                                                           79,813       76,213
Less allowance..........................................    8,922        9,468
                                                          -------      -------
                                                          $70,891      $66,745
                                                          =======      =======

     The Company made provisions to the allowance for inventory impairment (including unusual charges, see Note 7) of $40 and $6,028 during the quarters ended April 4, 1999 and March 29, 1998, respectively.

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

                      THE DII GROUP, INC. AND SUBSIDIARIES

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


     In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), an affiliate of Capetronic International Holdings Limited (Capetronic) for a purchase price of $15,500. The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share, (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic effected for this conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company can not hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.



     The Company currently accounts for its investment in Capetronic under the cost method. Once the criteria for conversion are reached, the Company will account for this investment as an available-for-sale marketable equity security in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



     Through this strategic investment and a related manufacturing agreement, we have obtained the rights to manufacture a majority of DVB's requirements for set-top boxes to be used for the delivery of video entertainment, data and educational materials in China.


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

                      THE DII GROUP, INC. AND SUBSIDIARIES

     In March 1999, the Company completed the divestiture of TTI Testron, Inc., its subsidiary that manufactures in-circuit and functional test hardware and software. The Company received cash proceeds from the sale amounting to $12,000, which approximated the book value of the disposed assets.

(5) LONG-TERM DEBT

     Long-term debt was comprised of the following:

                                                              APRIL 4,   JANUARY 3,
                                                                1999        1999
                                                              --------   ----------
Senior subordinated notes...................................  $150,000    $150,000
Bank term loan..............................................    96,000     100,000
Outstanding under line-of-credit............................    57,500      37,500
Notes payable to sellers of businesses acquired.............     6,373      11,550
Other.......................................................       282       1,845
                                                              --------    --------
          Total long-term debt..............................   310,155     300,895
Less current portion........................................    23,086      29,031
                                                              --------    --------
          Long-term debt, net of current portion............  $287,069    $271,864
                                                              ========    ========

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
                                                =======   =======   =======

                      THE DII GROUP, INC. AND SUBSIDIARIES

     The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:



                                   LONG-LIVED    LOSSES     UNCOLLECTIBLE   SALES RETURNS   INVENTORY
                                     ASSET      ON SALES      ACCOUNTS           AND         WRITE-       OTHER
                       SEVERANCE   IMPAIRMENT   CONTRACTS    RECEIVABLE      ALLOWANCES       DOWNS     EXIT COSTS    TOTAL
                       ---------   ----------   ---------   -------------   -------------   ---------   ----------   --------
Balance at December
  28, 1997...........   $   --      $     --     $    --        $  --          $    --       $    --      $   --     $     --
Activities during the
  year:
  1998 provision.....    1,398        53,340       5,758          900            2,000         5,750       3,648       72,794
  Cash charges.......     (498)           --          --           --               --            --        (465)        (963)
  Non-cash charges...       --       (53,340)     (4,658)        (767)          (1,500)       (5,500)       (643)     (66,408)
                        ------      --------     -------        -----          -------       -------      ------     --------
Balance at January 3,
  1999...............      900            --       1,100          133              500           250       2,540        5,423
Activities during the
  period:
  Cash charges.......     (900)           --          --           --               --            --        (601)      (1,501)
  Non-cash charges...       --            --      (1,100)        (133)              --          (250)         --       (1,483)
                        ------      --------     -------        -----          -------       -------      ------     --------
Balance at April 4,
  1999...............   $   --      $     --     $    --        $  --          $   500       $    --      $1,939     $  2,439
                        ======      ========     =======        =====          =======       =======      ======     ========



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


     The first quarter 1998 unusual charge included $38,257 for the write-down of long-lived assets to fair value. The fair value of these assets was based on estimated market value at the date of the charge. Fair market value was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of," and included the use of an independent valuation. The impairment charge consists of $37,656 related to property, plant and equipment and $601 related to goodwill. This amount was classified as a component of cost of sales.

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



     The exit plan is expected to be completed in the third quarter of 1999. As of April 4, 1999, the total remaining cash expenditures expected to be incurred are $1,939 of other exit costs, including legal settlement costs, environmental clean-up costs and other exit costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures. These amounts were recorded in accrued expenses at April 4, 1999.


(8) COMPREHENSIVE INCOME

     The components of comprehensive income were as follows:


                                                              FOR THE QUARTER ENDED
                                                              ---------------------
                                                              APRIL 4,    MARCH 29,
                                                                1999        1998
                                                              --------    ---------
Net income (loss)...........................................   $8,883     $(30,001)
Other comprehensive loss --
  Foreign currency translation adjustments..................     (115)          (9)
                                                               ------     --------
Comprehensive income (loss).................................   $8,768     $(30,010)
                                                               ======     ========


     The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments that are permanent in nature.

(9) EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common share ("EPS") data were computed as follows:


                                                                   FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              APRIL 4, 1999    MARCH 29, 1998
                                                              -------------    --------------
BASIC EPS:
  Net income (loss).........................................     $ 8,883          $(30,001)
                                                                 =======          ========
  Weighted-average common shares outstanding................      27,352            25,303
                                                                 =======          ========
  Basic EPS.................................................     $  0.32          $  (1.19)
                                                                 =======          ========
DILUTED EPS:
  Net income (loss).........................................     $ 8,883          $(30,001)

                      THE DII GROUP, INC. AND SUBSIDIARIES

                                                                   FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              APRIL 4, 1999    MARCH 29, 1998
                                                              -------------    --------------
  Plus income impact of assumed conversions:
     Interest expense (net of tax) on convertible
      subordinated notes....................................         400                --
     Amortization (net of tax) of debt issuance cost on
      convertible subordinated notes........................          33                --
                                                                 -------          --------
Net income (loss) available to common stockholders..........     $ 9,316           (30,001)
                                                                 =======          ========
Shares used in computation:
  Weighted-average common shares outstanding................      27,352            25,303
  Shares applicable to exercise of dilutive options.........       1,101                --
  Shares applicable to deferred stock compensation..........         182                --
  Shares applicable to convertible subordinated notes.......       1,812                --
                                                                 -------          --------
Shares applicable to diluted earnings.......................      30,447            25,303
                                                                 =======          ========
Diluted EPS.................................................     $  0.31          $  (1.19)
                                                                 =======          ========


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

                      THE DII GROUP, INC. AND SUBSIDIARIES

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


     Subsequent to April 4, 1999, the Company sold IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. Additionally, in April 1999, the Company signed a letter of intent to sell Cencorp, its subsidiary that manufactures depaneling equipment for fully assembled printed circuit boards. The aggregate proceeds from these sales are expected to approximate $30,000. The Company believes that these sales will not have any adverse impact on its consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by approximately 7%) until such time as the proceeds are reinvested back into the Company's core businesses.


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

(11) INCOME TAXES

     The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits and lower effective income tax rates on foreign earnings considered permanently invested abroad. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income

                      THE DII GROUP, INC. AND SUBSIDIARIES
taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the quarter ended April 4, 1999.

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


                                                                   FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              APRIL 4, 1999    MARCH 29, 1998
                                                              -------------    --------------
NET SALES:
  Systems assembly and distribution.........................    $150,913          $150,419
  Printed wiring boards.....................................      71,321            50,708
  Other.....................................................      25,234            34,247
                                                                --------          --------
                                                                $247,468          $235,374
                                                                ========          ========
INCOME (LOSS) BEFORE INCOME TAXES*:
  Systems assembly and distribution.........................    $  7,631          $  8,950
  Printed wiring boards.....................................       8,996             8,402
  Other.....................................................       2,702            (1,362)
  Unallocated general corporate.............................      (8,879)           (6,469)
                                                                --------          --------
                                                                $ 10,450          $  9,521
                                                                ========          ========
DEPRECIATION AND AMORTIZATION:
  Systems assembly and distribution.........................    $  3,349          $  1,666
  Printed wiring boards.....................................       5,046             2,648
  Other.....................................................         940             3,902
  Unallocated general corporate.............................         306               303
                                                                --------          --------
                                                                $  9,641          $  8,519
                                                                ========          ========
CAPITAL EXPENDITURES:
  Systems assembly and distribution.........................    $ 11,307          $  6,131
  Printed wiring boards.....................................       8,436             4,524
  Other.....................................................         899             4,446
  Unallocated general corporate.............................         700                52
                                                                --------          --------
                                                                $ 21,342          $ 15,153
                                                                ========          ========

                      THE DII GROUP, INC. AND SUBSIDIARIES

                                                                   FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              APRIL 4, 1999    MARCH 29, 1998
                                                              -------------    --------------
IDENTIFIABLE ASSETS AT THE END OF EACH PERIOD:
  Systems assembly and distribution.........................    $225,915          $238,027
  Printed wiring boards.....................................     406,355           390,194
  Other.....................................................      61,901            79,453
  Unallocated general corporate.............................      58,439            39,635
                                                                --------          --------
                                                                $752,610          $747,309
                                                                ========          ========

---------------


* Excludes unusual charge of $51,158 for the quarter ended March 29, 1998, which related primarily to Other Services. See Note 7 for additional information regarding the unusual charges.


     The following summarizes financial information by geographic areas:


                                                                   FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              APRIL 4, 1999    MARCH 29, 1998
                                                              -------------    --------------
NET SALES:
  North America.............................................    $141,277          $169,503
  Europe....................................................      56,369            41,415
  Asia......................................................      49,822            24,456
                                                                --------          --------
                                                                $247,468          $235,374
                                                                ========          ========
INCOME (LOSS) BEFORE INCOME TAXES*:
  North America.............................................    $  6,957          $  9,837
  Europe....................................................       6,640             4,827
  Asia......................................................       5,732             1,326
  Unallocated general corporate.............................      (8,879)           (6,469)
                                                                --------          --------
                                                                $ 10,450          $  9,521
                                                                ========          ========
LONG-LIVED ASSETS AT THE END OF EACH PERIOD:
  North America.............................................    $217,198          $232,134
  Europe....................................................     112,018           110,296
  Asia......................................................      93,388            80,635
  Unallocated general corporate.............................       8,788             9,955
                                                                --------          --------
                                                                $431,392          $433,020
                                                                ========          ========


---------------


* Excludes unusual charge of $51,158 for the quarter ended March 29, 1998, which related to businesses operated in North America. See Note 7 for additional information regarding the unusual charges.

                      THE DII GROUP, INC. AND SUBSIDIARIES

(13) RESTATEMENT



     Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that certain expenses included in its original estimate of losses on sales contracts recorded as unusual charges (See Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which those costs were incurred. As a result, the financial statements for the quarter ended March 29, 1998 have been restated from amounts previously reported to remove these expenses from unusual charges. These expenses will be reflected as period costs when incurred. Additionally, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges. The balance sheet effect of the restatement results in a reduction of accrued expenses of $2,046 and an increase of retained earnings of $2,046 as compared to what was previously reported.



     A summary of the effects of the restatement on the statement of operations is as follows:



                                                              FOR THE FIRST QUARTER ENDED
                                                                     MARCH 29, 1998
                                                              ----------------------------
                                                                  AS        AS PREVIOUSLY
                                                               RESTATED       REPORTED
                                                              ----------   ---------------
Net sales:
  Contract electronics manufacturing........................   $150,419       $150,419
  Other.....................................................     84,955         84,955
                                                               --------       --------
          Total net sales...................................    235,374        235,374
Cost of sales:
  Cost of sales.............................................    201,932        201,932
  Unusual charges...........................................     49,314         12,844
                                                               --------       --------
          Total cost of sales...............................    251,246        214,776
  Gross profit (loss).......................................    (15,872)        20,598
Selling, general and administrative expenses................     19,176         19,176
Unusual charges.............................................      1,844         41,156
Interest income.............................................       (927)          (927)
Interest expense............................................      4,719          4,719
Amortization of intangibles.................................      1,121          1,121
Other, net..................................................       (168)          (168)
                                                               --------       --------
          Loss before taxes.................................    (41,637)       (44,479)
Income tax benefit..........................................    (11,636)       (12,432)
                                                               --------       --------
          Net loss..........................................   $(30,001)      $(32,047)
                                                               ========       ========
Loss per common share:
  Basic and diluted.........................................   $  (1.19)      $  (1.27)
                                                               ========       ========
Weighted average number of common shares and equivalents
  outstanding:
  Basic and diluted.........................................     25,303         25,303
                                                               ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

     "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is hereby amended to read as follows:

                           FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding prospective sales growth, new customers, integration of acquired businesses, contingencies, Year 2000 readiness, environmental matters and liquidity under "Part I, Financial Information -- Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are: general economic and business conditions; the Company's dependence on the electronics industry; changes in demand for the Company's products and services or the products of the Company's customers; the risk of delays or cancellations of customer orders; fixed asset utilization; the timing of orders and product mix; availability of components; competition; the risk of technological changes and of the Company's competitors developing more competitive technologies; the Company's dependence on certain important customers; the Company's ability to integrate acquired businesses; the Company's ability to manage growth; risks associated with international operations; the availability and terms of needed capital; risks of loss from environmental liabilities; and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The Company provides the following related products and services to customers in the global electronics manufacturing industry:

          Design and Semiconductor Services. Through Dii Technologies, the Company provides printed circuit board and backpanel design services, as well as design for manufacturability and test and total life cycle planning.

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

          Printed Wiring Boards. The Company manufactures high density, complex multilayer printed wiring boards and back panels through Multek.

          Systems Assembly and Distribution. The Company assembles complex electronic circuits and provides final system assembly and distribution services through Dovatron International ("Dovatron").

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

                                                            NET            NET
                                                          FOREIGN      U.S. DOLLAR
                                                         CURRENCY      EQUIVALENT
                                                          ASSETS         ASSETS
                                                        (LIABILITY)    (LIABILITY)
                                                        -----------    -----------
British Pound Sterling................................        230        $   369
Chinese Renminbi......................................    (28,370)        (3,546)
Czech Krown...........................................      3,761            106
Euro..................................................     (5,124)        (4,662)
Irish Punt............................................        (52)           (73)
Hong Kong Dollar......................................     (6,748)          (875)
Malaysian Ringgit.....................................     (7,050)        (1,865)
Mexican Peso..........................................       (708)           (75)

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

B. RESULTS OF OPERATIONS


     Subsequent to the issuance of the Company's financial statements for the year ended January 3, 1999, management determined that certain expenses included in its original estimate of losses on sales contracts recorded as unusual charges (See Note 7) should have been reflected as selling, general and administrative expenses in the quarters in which those costs were incurred. As a result, the financial statements for the quarter ended March 29, 1998 have been restated from amounts previously reported to remove these expenses from unusual charges. These expenses will be reflected as period costs when incurred. Additionally, certain costs related to the unusual charges were reclassified from operating expenses to cost of sales to properly reflect the nature of those charges. The balance sheet effect of the restatement results in a reduction of accrued expenses of $2,046 and an increase of retained earnings of $2,046 as compared to what was previously reported.



     A summary of the effects of the restatement on the statement of operations is as follows:



                                                              FOR THE FIRST QUARTER ENDED
                                                                     MARCH 29, 1998
                                                              ----------------------------
                                                                  AS        AS PREVIOUSLY
                                                               RESTATED       REPORTED
                                                              ----------   ---------------
Net sales:
  Contract electronics manufacturing........................   $150,419       $150,419
  Other.....................................................     84,955         84,955
                                                               --------       --------
          Total net sales...................................    235,374        235,374
Cost of sales:
  Cost of sales.............................................    201,932        201,932
  Unusual charges...........................................     49,314         12,844
                                                               --------       --------
          Total cost of sales...............................    251,246        214,776
  Gross profit (loss).......................................    (15,872)        20,598
Selling, general and administrative expenses................     19,176         19,176
Unusual charges.............................................      1,844         41,156
Interest income.............................................       (927)          (927)
Interest expense............................................      4,719          4,719
Amortization of intangibles.................................      1,121          1,121
Other, net..................................................       (168)          (168)
                                                               --------       --------
          Loss before taxes.................................    (41,637)       (44,479)
Income tax benefit..........................................    (11,636)       (12,432)
                                                               --------       --------
          Net loss..........................................   $(30,001)      $(32,047)
                                                               ========       ========
Loss per common share:
  Basic and diluted.........................................   $  (1.19)      $  (1.27)
                                                               ========       ========
Weighted average number of common shares and equivalents
  outstanding:
  Basic and diluted.........................................     25,303         25,303
                                                               ========       ========


     Total net sales for the quarter ended April 4, 1999 increased $12,094 to $247,468 from $235,374 for the corresponding period in 1998. This represents a 5% increase in total net sales, which is lower than the Company's five year compound annual growth rate of 41%. As further explained below, the Company believes this lower growth rate is attributable to reduced orders from certain product lines from some of the Company's major customers, as well as to divestitures of certain operations.

     Net sales from systems assembly and distribution, which represented 61% of net sales for the quarter ended April 4, 1999, increased $494 to $150,913, from $150,419 (64% of net sales) for the corresponding period in 1998. The slight increase in net sales is the result of the Company's ability to continue to expand sales to its existing customer base as well as sales to new customers amounting to $9,857 which offset $9,363 in reduced orders from certain product lines from some of the Company's major customers.

     Net sales from printed wiring board manufacturing operations, which represented 29% of net sales for the quarter ended April 4, 1999, increased $20,613 (41%) to $71,321 from $50,708 (22% of net sales) for the comparable period in 1998. This increase is attributable to the August 1998 Greatsino acquisition and the October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany.

     Net sales for the Company's other products and services, which represented 10% of net sales for the quarter ended April 4, 1999, decreased $9,013 (26%) to $25,234 from $34,247 (14% of net sales) for the comparable period in 1998. Approximately $6,574 of this decrease is primarily attributable to (i) the sale of the assets and the business of the Company's subsidiary, TTI Testron, Inc. and
(ii) the sale of Dii Semiconductor's 6-inch, 0.6 micron wafer fabrication facility ("Fab"), both of which occurred during the first quarter of fiscal 1999.


     Gross profit for the quarter ended April 4, 1999 increased $53,801 to $37,929 from a loss of $15,872 in the comparable period in 1998. Gross margin increased to 15.3% in the quarter ended April 4, 1999 from (6.7)% in the comparable period in 1998. The increase in gross margin is primarily attributable to $49,314 of unusual pre-tax charges during the first quarter of 1998 associated with the downsizing of Orbit's operations. Excluding unusual charges, gross profit for the quarter ended April 4, 1999 increased $4,487 to $37,929 from $33,442 for the comparable period in 1998. Excluding unusual charges, gross margin improved to 15.3% for the quarter ended April 4, 1999 from 14.2% for the quarter ended March 29, 1998. The gross margin increase was primarily the result of (i) significantly improved margin performance from Dii Semiconductor resulting from a more focused and efficient business model since divesting of its Fab and (ii) the change in sales mix resulting from an increase in printed wiring board revenues, which generate higher margins than the Company's systems assembly and distribution, which revenues remained relatively flat.


     Selling, general and administrative (SG&A) expense increased $934 to $20,110 for the quarter ended April 4, 1999 from $19,176 for the comparable period in 1998. The percentage of SG&A expense to net sales remained unchanged at 8.1% for both the quarter ended April 4, 1999 and March 29, 1998. The slight increase in absolute dollars was primarily attributable to $1,859 of incremental SG&A expense associated with the addition of Multek's August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion offset by a reduction in SG&A expenses as a result of the sale of TTI Testron and the adoption of a fabless manufacturing approach, which approximated $1,524.


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
                                                =======   =======   =======

     The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:



                                   LONG-LIVED    LOSSES     UNCOLLECTIBLE   SALES RETURNS   INVENTORY
                                     ASSET      ON SALES      ACCOUNTS           AND         WRITE-       OTHER
                       SEVERANCE   IMPAIRMENT   CONTRACTS    RECEIVABLE      ALLOWANCES       DOWNS     EXIT COSTS    TOTAL
                       ---------   ----------   ---------   -------------   -------------   ---------   ----------   --------
Balance at December
  28, 1997...........   $   --      $     --     $    --        $  --          $    --       $    --      $   --     $     --
Activities during the
  year:
  1998 provision.....    1,398        53,340       5,758          900            2,000         5,750       3,648       72,794
  Cash charges.......     (498)           --          --           --               --            --        (465)        (963)
  Non-cash charges...       --       (53,340)     (4,658)        (767)          (1,500)       (5,500)       (643)     (66,408)
                        ------      --------     -------        -----          -------       -------      ------     --------
Balance at January 3,
  1999...............      900            --       1,100          133              500           250       2,540        5,423
Activities during the
  period:
  Cash charges.......     (900)           --          --           --               --            --        (601)      (1,501)
  Non-cash charges...       --            --      (1,100)        (133)              --          (250)         --       (1,483)
                        ------      --------     -------        -----          -------       -------      ------     --------
Balance at April 4,
  1999...............   $   --      $     --     $    --        $  --          $   500       $    --      $1,939     $  2,439
                        ======      ========     =======        =====          =======       =======      ======     ========



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


     The first quarter 1998 unusual charge included $38,257 for the write-down of long-lived assets to fair value. The fair value of these assets was based on estimated market value at the date of the charge. Fair market value was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," and included the use of an independent valuation. The impairment charge consists of $37,656 related to property, plant and equipment and $601 related to goodwill. This amount was classified as a component of cost of sales.



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



     The first quarter 1998 unusual pre-tax charge also included $7,843 primarily associated with inventory write-downs, severance and other costs. The inventory write-down primarily resulted from excess inventory created by deciding to downsize operations.



     As previously stated, the Company subsequently decided to sell the manufacturing facility (which occurred in January 1999). This decision resulted in additional unusual pre-tax charges in the fourth quarter of 1998 of $21,636.



     The exit plan is expected to be completed in the third quarter of 1999. As of April 4, 1999, the total remaining cash expenditures expected to be incurred are $1,939 of other exit costs, including legal settlement costs, environmental clean-up costs and other exit costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures. These amounts were recorded in accrued expenses at April 4, 1999.



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


     In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), an affiliate of Capetronic International Holdings Limited (Capetronic) for a purchase price of $15,500. The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share, (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic effected for this conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company can not hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.



     The Company currently accounts for its investment in Capetronic under the cost method. Once the criteria for conversion are reached, the Company will account for this investment as an available-for-sale marketable equity security in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



     Through this strategic investment and a related manufacturing agreement, we have obtained the rights to manufacture a majority of DVB's requirements for set-top boxes to be used for the delivery of video entertainment, data and educational materials in China.


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

     Cash provided by operating activities amounted to $4,843 for the quarter ended April 4, 1999 and cash used by operating activities amounted to $585 for the quarter ended March 29, 1998. For the quarter ended April 4, 1999, cash provided by operating activities reflects net income of $8,883 and depreciation and amortization of $9,641 versus $8,519 in the quarter ended March 29, 1998. This increase represents a $1,122 increase that is mainly attributable to the Company's acquisitions. Cash provided by operating activities also reflects decreases in accounts payable of $492 and accrued expenses of $8,769 combined with an increase of $8,597 in inventory offset by a $9,322 decrease in accounts receivable. For the quarter ended March 29, 1998, cash used by operating activities included a net loss of $32,047, offset by the effects of the non-cash unusual charges of $51,657. Cash provided by operating activities also reflects increases in accounts receivable of $5,137 and inventory of $12,118 combined with a decrease of $15,109 in accrued expenses.

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

     In April 1999, in accordance with its initiative to divest of its non-core business unit PTI, the Company sold IRI International and Chemtech (U.K.) Limited, manufacturers of surface mount printed circuit board solder cream stencils. Additionally, in April 1999, the Company signed a letter of intent to sell Cencorp, its subsidiary that manufactures depaneling equipment for fully assembled printed circuit boards. The Company is divesting this non-core business unit in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribu-tion. The aggregate proceeds from these sales are expected to approximate $30,000. The Company believes that these sales will not have any adverse impact on its consolidated financial position. However, the Company's consolidated revenues and operating results will be adversely impacted (by approximately 7%) until such time as the proceeds are reinvested back into the Company's core businesses of design and semiconductor services, design and fabrication of printed wiring boards, and systems assembly and distribution.


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

                                                            NET            NET
                                                          FOREIGN      U.S. DOLLAR
                                                         CURRENCY      EQUIVALENT
                                                          ASSETS         ASSETS
                                                        (LIABILITY)    (LIABILITY)
                                                        -----------    -----------
British Pound Sterling................................        230        $   369
Chinese Renminbi......................................    (28,370)        (3,546)
Czech Krown...........................................      3,761            106
Euro..................................................     (5,124)        (4,662)
Irish Punt............................................        (52)           (73)
Hong Kong Dollar......................................     (6,748)          (875)
Malaysian Ringgit.....................................     (7,050)        (1,865)
Mexican Peso..........................................       (708)           (75)

     The Company believes that its revenues and operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse affect on the Company's business, results of operations or financial condition.

                                    PART II

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

ITEM 6(a). EXHIBITS


     "ITEM 6(a). EXHIBITS" is hereby amended for the sole purpose of including updated Reports of Independent Auditors.



        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           Restated Bylaws of Registrant, as amended through March 10,
                         1999. (Previously filed)
          10.1           Employment Agreement dated as of January 1, 1997 between The
                         DII Group, Inc. and Steven C. Schlepp (Previously filed)
          10.2           First Amendment to Employment Agreement dated as of January
                         1, 1997 between The DII Group, Inc. and Steven C. Schlepp
                         (Previously filed)
          10.3           Senior Executive Severance Agreement dated as of January 1,
                         1997 between The DII Group, Inc. and Steven C. Schlepp
                         (Previously filed)
          10.4           1994 Stock Incentive Plan as amended through May 6, 1999.
                         (Previously filed)
          15             Letter re: Unaudited Interim Financial Information
          23.1           Report of Independent Accountants -- Deloitte & Touche LLP
          27             Financial Data Schedule (Previously filed)


ITEM 6(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            THE DII GROUP, INC.

Date: September 8, 1999                                     By:
                                                                ----------------------------------------
                                                                Carl R. Vertuca, Jr.
                                                                Executive Vice President -- Finance,
                                                                Administration and Corporate
                                                                Development

Date: September 8, 1999                                     By:
                                                                ----------------------------------------
                                                                Thomas J. Smach
                                                                Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           Restated Bylaws of Registrant, as amended through March 10,
                         1999. (Previously filed)
          10.1           Employment Agreement dated as of January 1, 1997 between The
                         DII Group, Inc. and Steven C. Schlepp (Previously filed)
          10.2           First Amendment to Employment Agreement dated as of January
                         1, 1997 between The DII Group, Inc. and Steven C. Schlepp
                         (Previously filed)
          10.3           Senior Executive Severance Agreement dated as of January 1,
                         1997 between The DII Group, Inc. and Steven C. Schlepp
                         (Previously filed)
          10.4           1994 Stock Incentive Plan as amended through May 6, 1999.
                         (Previously filed)
          15             Letter re: Unaudited Interim Financial Information
          23.1           Report of Independent Accountants -- Deloitte & Touche LLP
          27             Financial Data Schedule (Previously filed)