Form 10-Q/A
period 1999-04-04
DII GROUP INC
filed 1999-09-09
CIK 899047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                             (CORRECTIVE AMENDMENT)

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

Date: September 8, 1999                                     By: /s/ THOMAS J. SMACH
                                                                ----------------------------------------
                                                                Thomas J. Smach
                                                                Chief Financial Officer