Form 10-Q
period 1999-10-03
DII GROUP INC
filed 1999-11-17
CIK 899047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  OUTSTANDING AT
                     CLASS                       NOVEMBER 12, 1999
                     -----                       -----------------

        Common Stock, Par Value $0.01               36,771,546

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THE DII GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except earnings per share)
                                   (Unaudited)


                                                      FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                               --------------------------------------    --------------------------------------
                                               OCTOBER 3, 1999     SEPTEMBER 27, 1998    OCTOBER 3, 1999     SEPTEMBER 27, 1998
                                               ---------------     ------------------    ---------------     ------------------

Net sales:
     Systems assembly and distribution         $       260,405              131,016              592,723              424,147
     Printed wiring boards                              85,063               43,964              236,948              140,795
     Other                                              19,621               30,937               62,979               98,287
                                               ---------------      ---------------      ---------------      ---------------
          Total net sales                              365,089              205,917              892,650              663,229

Cost of sales:
     Cost of sales                                     317,165              173,895              764,485              564,623
     Unusual charges                                        --                   --                   --               49,314
                                               ---------------      ---------------      ---------------      ---------------
          Total cost of sales                          317,165              173,895              764,485              613,937
                                               ---------------      ---------------      ---------------      ---------------

     Gross profit                                       47,924               32,022              128,165               49,292

Selling, general and administrative                     23,068               18,972               63,864               59,066
expenses
Unusual charges                                             --                   --                   --                1,844
Interest expense                                         5,803                4,910               17,656               14,298
Interest income                                           (594)                (613)              (1,344)              (2,217)
Amortization of intangibles                              1,274                1,168                3,876                3,383
Other, net                                               4,162                 (173)               4,962                 (172)
                                               ---------------      ---------------      ---------------      ---------------

     Income (loss) before income taxes                  14,211                7,758               39,151              (26,910)

Income tax expense (benefit)                            (2,040)               2,168                1,677               (7,522)
                                               ---------------      ---------------      ---------------      ---------------

     Net income (loss)                         $        16,251                5,590               37,474              (19,388)
                                               ===============      ===============      ===============      ===============

Earnings (loss) per common share:
     Basic                                     $          0.55                 0.23                 1.30                (0.78)
     Diluted                                   $          0.52                 0.21                 1.23                (0.78)


Weighted average number of common
shares and equivalents outstanding:
     Basic                                              29,623               24,775               28,813               25,004
     Diluted                                            31,202               29,948               30,904               25,004


See accompanying notes to condensed consolidated financial statements.

                      THE DII GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)


                                                                                OCTOBER 3,        JANUARY 3,
                                                                                  1999               1999
                                                                               ------------      ------------
                           ASSETS

Current assets:
     Cash and cash equivalents                                                 $     27,141            55,972
     Accounts receivable, net                                                       179,171           153,861
     Inventories                                                                    112,845            66,745
     Prepaid expenses                                                                16,217            11,570
     Other                                                                           12,856             7,249
                                                                               ------------      ------------

          Total current assets                                                      348,230           295,397

Property, plant and equipment, net                                                  411,068           326,226
Goodwill, net                                                                       127,004            97,475
Debt issue costs, net                                                                 7,690             9,319
Investments in minority owned entities                                               20,698                --
Other                                                                                18,002            18,892
                                                                               ------------      ------------

                                                                               $    932,692           747,309
                                                                               ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $    195,063           122,536
     Accrued expenses                                                                37,942            32,414
     Accrued compensation and benefits                                               17,427            11,720
     Accrued interest payable                                                         1,933             6,769
     Current portion of capital lease obligations                                       225             5,617
     Current portion of long-term debt                                               37,831            29,031
                                                                               ------------      ------------
          Total current liabilities                                                 290,421           208,087

Capital lease obligations, net of current portion                                     1,363             1,820
Long-term debt, net of current portion                                              328,525           271,864
Convertible subordinated notes payable                                                   --            86,235
Other                                                                                 4,977             3,582

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        none issued                                                                      --                --
     Common stock, $0.01 par value; 90,000,000 shares
        authorized; 31,295,559 and 26,169,344 shares issued
        and 29,648,559 and 24,522,344 shares outstanding                                313               262
     Additional paid-in capital                                                     216,332           124,410
     Retained earnings                                                              130,545            93,071
     Treasury stock, at cost; 1,647,000 shares                                      (28,544)          (28,544)
     Accumulated other comprehensive loss                                            (4,976)           (4,139)
     Deferred compensation                                                           (6,264)           (9,339)
                                                                               ------------      ------------

          Total stockholders' equity                                                307,406           175,721
                                                                               ------------      ------------

                                                                               $    932,692           747,309
                                                                               ============      ============


See accompanying notes to condensed consolidated financial statements.

                     THE D I I GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                        FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                 OCTOBER 3, 1999      SEPTEMBER 27, 1998
                                                                 ---------------      ------------------

Net cash provided by operating activities                        $        40,477                  47,220
                                                                 ---------------      ------------------
Cash flows from investing activities:
     Additions to property, plant and equipment                         (117,315)                (49,399)
     Proceeds from sales of property, plant and
       equipment                                                           9,128                   3,362
     Proceeds from business divestitures                                  35,871                      --
     Payments for business acquisitions, net of cash
       acquired                                                          (26,095)                (45,609)
     Investments in minority owned entities                              (20,507)                     --
                                                                 ---------------      ------------------

          Net cash used by investing activities                         (118,918)                (91,646)
                                                                 ---------------      ------------------

Cash flows from financing activities:
     Payments to acquire treasury stock                                       --                 (21,081)
     Repayments of capital lease obligations                              (5,849)                 (6,541)
     Repayments of long-term debt                                        (12,996)                     --
     Long-term debt borrowings                                            64,644                  45,861
     Debt issuance costs                                                    (886)                     --
     Proceeds from stock issued under stock plans                          5,187                   4,481
     Other                                                                   (97)                     --
                                                                 ---------------      ------------------

          Net cash provided by financing activities                       50,003                  22,720
                                                                 ---------------      ------------------

Effect of exchange rate changes on cash                                     (393)                    (91)
                                                                 ---------------      ------------------

          Net decrease in cash and cash  equivalents                     (28,831)                (21,797)

Cash and cash equivalents at beginning of period                          55,972                  85,067
                                                                 ---------------      ------------------

Cash and cash equivalents at end of period                       $        27,141                  63,270
                                                                 ===============      ==================

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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended January 3, 1999 included in the annual report on Forms 10-K and 10-K/A previously filed and amended with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the nine month period ended October 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

The Company's fiscal year consists of either a 52-week or 53-week period ending on the Sunday nearest to December 31. Fiscal 1998 comprised 53 weeks and ended on January 3, 1999 and fiscal 1999 will comprise 52 weeks and will end on January 2, 2000. The accompanying condensed consolidated financial statements are therefore presented as of and for the quarters ended October 3, 1999 and September 27, 1998, both of which are 13-week periods.

(2) INVENTORIES

Inventories consisted of the following:


                            OCTOBER 3,           JANUARY 3,
                               1999                1999
                         ---------------     ---------------

Raw materials            $        73,782              44,669
Work in process                   41,766              24,922
Finished goods                     6,072               6,622
                         ---------------     ---------------
                                 121,620              76,213
Less allowance                     8,775               9,468
                         ---------------     ---------------
                         $       112,845              66,745
                         ===============     ===============


The Company made provisions to the allowance for inventory impairment (including unusual charges, see Note 7) of $990 and $7,322 during the nine month periods ended October 3, 1999 and September 27, 1998, respectively.

(3) BUSINESS COMBINATIONS, ASSET PURCHASES AND STRATEGIC INVESTMENTS

Business Acquisitions:

In September 1999, the Company acquired a printed wiring board fabricator with operations in Brazil. This business combination is immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, amounted to $26,095. This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The cost of this acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired, excluding cash acquired, amounted to $14,772 and liabilities assumed were $6,403, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,736.

In August 1998, the Company acquired a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. As of September 27, 1998, the cash purchase price, net of cash acquired, amounted to $43,409. This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The cost of this acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

In July 1998, the Company completed a business combination that is immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, for the acquisition amounted to $2,200. The fair value of the assets acquired and liabilities assumed from this acquisition is immaterial.

Goodwill associated with the Brazilian acquisition, as well as previous acquisitions, is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than September 2005. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $33,838 for contingent purchase price adjustments during the nine months ended October 3, 1999. There were no contingent purchase price adjustments during the nine months ended September 27, 1998.

Asset Purchases:

On August 31, 1999, the Company acquired Ericsson Austria AG's electronics manufacturing and distribution facility located in Kindberg, Austria, and its related production equipment for approximately $12,765. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

In October 1998, the Company acquired Hewlett-Packard Company's ("HP") printed wiring board fabrication facility located in Boeblingen, Germany, and its related production equipment, inventory and other assets for a purchase price of approximately $89,900. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

Strategic Investments:

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

In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), an affiliate of Capetronic International Holdings Limited (Capetronic) for a purchase price of $15,500. The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic after giving effect to the conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company cannot hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.

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

(4) DIVESTITURES

In fiscal 1998, the Company had undertaken an initiative to divest of its non-core business unit known as Process Technologies International ("PTI"). PTI is a group of manufacturing companies that produce equipment and tooling used in the printed circuit board assembly process. The Company divested of this non-core business unit during the nine months ended October 3, 1999, in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribution. The Company received cash proceeds from these sales during the nine months ended October 3, 1999, amounting to $35,871, net of divestiture costs, and recognized a pre-tax loss on the divestiture of approximately $51.


(5) LONG-TERM DEBT

Long-term debt was comprised of the following:


                                                           OCTOBER 3,       JANUARY 3,
                                                              1999             1999
                                                         ------------     ------------

Senior subordinated notes                                $    150,000          150,000
Bank term loan                                                113,000          100,000
Outstanding under line-of-credit                               83,500           37,500
Notes payable to sellers of businesses acquired                14,086           11,550
Other                                                           5,770            1,845
                                                         ------------     ------------
  Total long-term debt                                        366,356          300,895
Less current portion                                           37,831           29,031
                                                         ------------     ------------
  Long-term debt, net of current portion                 $    328,525          271,864
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

(7)  UNUSUAL CHARGES

During fiscal 1998, the Company recognized unusual pre-tax charges of $72,794, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999, and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $51,158 and $21,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $49,314 of the unusual pre-tax charges had been classified as a component of cost of sales in the first quarter 1998.

The components of the unusual charge recorded in fiscal 1998 are as follows:



                                                                     FIRST         FOURTH       FISCAL          NATURE OF
                                                                    QUARTER        QUARTER       1998            CHARGE
                                                                  ------------     ---------   ----------      ----------

Severance..................................................         $      498     $     900   $     1,398           cash
Long-lived asset impairment................................             38,257        15,083        53,340       non-cash
Losses on sales contracts..................................              2,658         3,100         5,758       non-cash
Incremental uncollectible accounts
  receivable...............................................                900            --           900       non-cash
Incremental sales returns and allowances...................              1,500           500         2,000       non-cash
Inventory write-downs......................................              5,500           250         5,750       non-cash
Other exit costs...........................................              1,845         1,803         3,648           cash
                                                                  ------------     ---------   ----------
  Total unusual pre-tax charges............................       $     51,158     $  21,636   $   72,794
                                                                  ============     =========   ==========

The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:


                                                  LONG-LIVED       LOSSES        UNCOLLECTIBLE
                                                     ASSET        ON SALES         ACCOUNTS
                                   SEVERANCE      IMPAIRMENT      CONTRACTS       RECEIVABLE
                                   ---------      ----------      ---------      -------------

Balance at December 28,
  1997........................     $      --      $       --      $      --      $          --
Activities during the
  year:
  1998 provision .............         1,398          53,340          5,758                900
  Cash charges ...............          (498)             --             --                 --
  Non-cash charges ...........            --         (53,340)        (4,658)              (767)
                                   ---------      ----------      ---------      -------------
Balance at January 3,
  1999........................           900              --          1,100                133
Activities during the
  period:
  Cash charges ...............          (900)             --             --                 --
  Non-cash charges ...........            --              --         (1,100)              (133)
                                   ---------      ----------      ---------      -------------
Balance at April 4,
  1999........................            --              --             --                 --
Activities during the
  period:
  Cash charges ...............            --              --             --                 --
  Non-cash charges ...........            --              --             --                 --
                                   ---------      ----------      ---------      -------------
Balance at July 4, 1999 ......            --              --             --                 --
Activities during the
  period:
  Cash charges ...............            --              --             --                 --
  Non-cash charges ...........            --              --             --                 --
                                   ---------      ----------      ---------      -------------
Balance at October 3, 1999 ...     $      --      $       --      $      --      $          --
                                   =========      ==========      =========      =============



                                   SALES RETURNS      INVENTORY
                                        AND            WRITE-          OTHER
                                    ALLOWANCES          DOWNS        EXIT COSTS        TOTAL
                                   -------------      ---------      ----------      --------
Balance at December 28,
  1997........................     $          --      $      --      $       --      $     --
Activities during the
  year:
  1998 provision .............             2,000          5,750           3,648        72,794
  Cash charges ...............                --             --            (465)         (963)
  Non-cash charges ...........            (1,500)        (5,500)           (643)      (66,408)
                                   -------------      ---------      ----------      --------
Balance at January 3,
  1999........................               500            250           2,540         5,423
Activities during the
  period:
  Cash charges ...............                --             --            (601)       (1,501)
  Non-cash charges ...........                --           (250)             --        (1,483)
                                   -------------      ---------      ----------      --------
Balance at April 4,
  1999........................               500             --           1,939         2,439
Activities during the
  period:
  Cash charges ...............                --             --            (584)         (584)
  Non-cash charges ...........              (500)            --              --          (500)
                                   -------------      ---------      ----------      --------
Balance at July 4, 1999 ......                --             --           1,355         1,355
Activities during the
  period:
  Cash charges ...............                --             --            (685)         (685)
  Non-cash charges ...........                --             --              --            --
                                   -------------      ---------      ----------      --------
Balance at October 3, 1999 ...     $          --      $      --      $      670      $    670
                                   =============      =========      ==========      ========


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

The exit plan is expected to be completed in fiscal 1999. As of October 3, 1999, the total remaining cash expenditures expected to be incurred are $670 of other exit costs, including legal settlement costs and environmental clean-up costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures. These amounts were recorded in accrued expenses at October 3, 1999.

(8) COMPREHENSIVE INCOME

The components of comprehensive income were as follows:


                                                           FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                   ENDED                              ENDED
                                                     --------------------------------     --------------------------------
                                                       OCTOBER 3,       SEPTEMBER 27,       OCTOBER 3,       SEPTEMBER 27,
                                                          1999               1998              1999               1998
                                                     -------------      -------------     -------------      -------------

Net income (loss)                                    $      16,251              5,590     $      37,474            (19,388)
Other comprehensive income (loss)
   Foreign currency translation adjustments                   (730)                 6              (837)               (47)
                                                     -------------      -------------     -------------      -------------
Comprehensive income (loss)                          $      15,521              5,596     $      36,637            (19,435)
                                                     =============      =============     =============      =============

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments that are permanent in nature.

(9) EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:


                                                                       FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                             ENDED                              ENDED
                                                                 ------------------------------     -------------------------------
                                                                   OCTOBER 3,     SEPTEMBER 27,      OCTOBER 3,        SEPTEMBER 27,
                                                                      1999            1998              1999              1998
                                                                 -------------    -------------     -------------     -------------
BASIC EPS:
Net income (loss)                                                $      16,251            5,590     $      37,474           (19,388)
                                                                 =============    =============     =============     =============
Weighted-average common shares outstanding                              29,623           24,775            28,813            25,004
                                                                 =============    =============     =============     =============
Basic EPS                                                        $        0.55             0.23     $        1.30             (0.78)
                                                                 =============    =============     =============     =============
DILUTED EPS:
Net income (loss)                                                $      16,251            5,590     $      37,474           (19,388)
Plus income impact of assumed conversions:
    Interest expense (net of tax) on convertible
    subordinated notes                                                      --              776               400                --
    Amortization  (net of tax) of debt issuance cost
    on convertible subordinated notes                                       --               65                33                --
                                                                 -------------    -------------     -------------     -------------
Net income (loss) available to common stockholders               $      16,251            6,431     $      37,907           (19,388)
                                                                 =============    =============     =============     =============


Shares used in computation:

    Weighted-average common shares outstanding                          29,623           24,775            28,813            25,004
    Shares applicable to exercise of dilutive options                    1,302              558             1,220                --
    Shares applicable to deferred stock compensation                       277               18               267                --
    Shares applicable to convertible subordinated notes                     --            4,597               604                --
                                                                 -------------    -------------     -------------     -------------
Shares applicable to diluted earnings                                   31,202           29,948            30,904            25,004
                                                                 =============    =============     =============     =============

Diluted EPS                                                      $        0.52             0.21     $        1.23             (0.78)
                                                                 =============    =============     =============     =============

The common equivalent shares from common stock options, deferred stock compensation and convertible subordinated notes were antidilutive for the nine month period ended September 27, 1998, and therefore not assumed to be converted for diluted earnings per share computations.

(10)  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

In 1997, two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. In July 1999, the federal court action was dismissed with prejudice. The state court action purports to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claims violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaint seeks compensatory and other damages, as well as equitable relief. The Company has filed an answer denying that it misled the securities market. A May 2000 trial date has been set and discovery has commenced. The Company believes that the claims asserted in the action are without merit and intends to defend vigorously against such claims.

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

The Company has approximately $17,205 of capital commitments as of October 3, 1999.

The Company has a $210,000 credit agreement with a syndicate of domestic and foreign banks. The agreement provides for a $100,000 five year term loan and a $110,000 revolving credit facility. The revolving line-of-credit expires on November 1, 2003. On September 1, 1999, the Company amended its credit agreement to increase both the term loan and revolving facility by $25,000. The Company borrowed $25,000 under the term facility to repay $25,000 of borrowings under the revolving credit facility. As of October 3, 1999, there were $83,500 in borrowings outstanding under the revolving line-of-credit facility (See Note 13 included herein). This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of October 3, 1999, the Company was in compliance with all loan covenants.

On October 5, 1999, the Company completed an equity offering of 6,900,000 shares of its Common Stock (including 900,000 shares that were issued to cover the underwriters' over-allotments) at a price of $33.00 per share. The net proceeds to the Company were approximately $216,500 and were used to repay $25,000 of the term debt and the entire revolving debt under the Company's credit facilities, to fund capital expenditures and for general corporate purposes. Upon this repayment, our revolving commitment was reduced back to $110,000.

On November 3, 1999, the Company announced that it has signed a memorandum of understanding with HP to purchase its manufacturing facility and related assets located in Greeley, Colorado. Subject to concluding this transaction, the Company will enter into a long-term supply agreement with HP to provide printed circuit board assembly and final systems assembly, order fulfillment and distribution activities. The transaction is expected to be completed during the Company's first fiscal quarter of 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction will be accounted for as a purchase of assets. Subject to final negotiations, due diligence and working capital levels at the time of closing, the estimated purchase price will be in the range of $50,000 to $60,000.

(11)  INCOME TAXES

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits, lower effective income tax rates on foreign earnings considered permanently invested abroad and other permanent differences. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the three and nine month periods ended October 3, 1999, excluding a tax benefit of $4,680 associated with the pre-tax loss on business divestitures of $51 described in
Note 4 herein. The actual effective rate for the three and nine month periods ended October 3, 1999, including the effect of the divestitures, was (14) % and 4%, respectively.

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


                                                     FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                             ---------------------------------------      ---------------------------------------
                                             OCTOBER 3, 1999      SEPTEMBER 27, 1998      OCTOBER 3, 1999      SEPTEMBER 27, 1998
                                             ---------------      ------------------      ---------------      ------------------

NET SALES:
Systems assembly and distribution            $       260,405      $          131,016      $       592,723      $          424,147
Printed wiring boards                                 85,063                  43,964              236,948                 140,795
Other                                                 19,621                  30,937               62,979                  98,287
                                             ---------------      ------------------      ---------------      ------------------
                                             $       365,089      $          205,917      $       892,650      $          663,229
                                             ===============      ==================      ===============      ==================
INCOME (LOSS) BEFORE INCOME TAXES*:
Systems assembly and distribution            $        12,348      $            8,311      $        28,685      $           22,466
Printed wiring boards                                  9,431                   6,860               26,983                  20,327
Other                                                   (608)                   (169)               7,658                   2,365
Unallocated general corporate                         (6,960)                 (7,244)             (24,175)                (20,910)
                                             ---------------      ------------------      ---------------      ------------------
                                             $        14,211      $            7,758      $        39,151      $           24,248
                                             ===============      ==================      ===============      ==================
DEPRECIATION AND AMORTIZATION:
Systems assembly and distribution            $         4,335      $            2,542      $        11,109      $            7,981
Printed wiring boards                                  6,140                   3,445               16,595                   8,759
Other                                                    799                   2,248                2,617                   8,310
Unallocated general corporate                            285                     293                  878                     873
                                             ---------------      ------------------      ---------------      ------------------
                                             $        11,559      $            8,528      $        31,199      $           25,923
                                             ===============      ==================      ===============      ==================
CAPITAL EXPENDITURES:
Systems assembly and distribution            $        50,547      $            2,792      $        71,960      $           17,193
Printed wiring boards                                 16,848                   7,033               40,872                  19,655
Other                                                    857                   4,408                2,786                  10,876
Unallocated general corporate                            772                   1,594                1,697                   1,675
                                             ---------------      ------------------      ---------------      ------------------
                                             $        69,024      $           15,827      $       117,315      $           49,399
                                             ===============      ==================      ===============      ==================




IDENTIFIABLE ASSETS AT THE END                  OCTOBER 3,             JANUARY 3,
      OF EACH PERIOD:                             1999                   1999
- -------------------------------              ---------------      ------------------

Systems assembly and distribution            $       345,879      $          238,027
Printed wiring boards                                498,817                 390,194
Other                                                 32,387                  79,453
Unallocated general corporate                         54,508                  39,635
                                             ---------------      ------------------
                                             $       931,591      $          747,309
                                             ===============      ==================


* Excludes unusual charges of $51,158 for the nine months ended September 27, 1998, which related primarily to Other Services. See Note 7 for additional information regarding the unusual charges.

The following summarizes financial information by geographic areas:

                                                   FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                   --------------------------                    -------------------------
                                             OCTOBER 3, 1999      SEPTEMBER 27, 1998      OCTOBER 3, 1999      SEPTEMBER 27, 1998
                                             ---------------      ------------------      ---------------      ------------------
NET SALES:
Americas                                     $       179,574      $          145,898      $       476,706      $          477,663
Europe                                                88,416                  37,908              198,408                 119,731
Asia                                                  97,099                  22,111              217,536                  65,835
                                             ---------------      ------------------      ---------------      ------------------
                                             $       365,089      $          205,917      $       892,650      $          663,229
                                             ===============      ==================      ===============      ==================

INCOME (LOSS) BEFORE INCOME TAXES*:
Americas                                     $         6,359      $            7,472      $        24,982      $           25,759
Europe                                                 7,495                   4,489               16,523                  14,026
Asia                                                   7,317                   3,041               21,821                   5,373
Unallocated general corporate                         (6,960)                 (7,244)             (24,175)                (20,910)
                                             ---------------      ------------------      ---------------      ------------------
                                             $        14,211      $            7,758      $        39,151      $           24,248
                                             ===============      ==================      ===============      ==================


  LONG-LIVED ASSETS AT THE END                   OCTOBER 3,             JANUARY 3,
       OF EACH PERIOD:                             1999                  1999
  ----------------------------               ---------------      ------------------

Americas                                     $       253,620      $          232,134
Europe                                               133,093                 110,296
Asia                                                 127,823                  80,635
Unallocated general corporate                         10,618                   9,955
                                             ---------------      ------------------
                                             $       525,154      $          433,020
                                             ===============      ==================





* Excludes unusual charges of $51,158 for the nine months ended September 27, 1998, which related to businesses operated in North America. See Note 7 for additional information regarding the unusual charges.

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

A. OVERVIEW

The Company is a leading provider of electronics design and manufacturing services, which operates through a global network of independent business units in North America, Brazil, Europe, and Asia. These business units are uniquely linked to provide the following related core products and services to original equipment manufacturers ("OEMs"): custom semiconductor design; design and manufacture of printed wiring boards; assembly of printed circuit boards; final systems assembly ("box build"); and distribution. By offering comprehensive and integrated design and manufacturing services, the Company believes that it is better able to differentiate its product and service offerings from those of its competitors, develop long-term relationships with its customers and enhance its profitability.

The Company provides the following related products and services to customers in the global electronics manufacturing industry:

    Design and Semiconductor Services

    Through Dii Technologies, the Company provides printed circuit board and backpanel design services, as well as design for manufacturability and test and total life cycle planning.

    Through Dii Semiconductor (formerly known as Orbit Semiconductor), Dii Technologies provides the following application specific integrated circuit ("ASIC") design services to its OEM customers:

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

With the above core competencies, the Company has the ability to provide customers with total design and manufacturing outsourcing solutions. The Company's ability to offer fully integrated solutions with value-added front- and back-end product and process development capabilities, coupled with global volume assembly capabilities, provides customers with significant speed-to-market and product cost improvements.

In fiscal 1998, the Company had undertaken an initiative to divest of its non-core business unit known as Process Technologies International ("PTI"). PTI is a group of manufacturing companies that produce equipment and tooling used in the printed circuit board assembly process. The Company divested of this non-core business unit in order to sharpen its focus on the Company's core businesses of design and semiconductor services, fabrication of printed wiring boards, and systems assembly and distribution.

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

For many of our customers, the Company is responsible for procuring materials and electronic components used in the manufacturing of their products. As a result of providing this service, the Company bears the risk of price increases for these components if it is unable to purchase them at pricing favorable to the terms of the customer contracts. At various times, there have been shortages of components, and some suppliers have lacked sufficient capacity to meet the demand for such components. In recent months, component shortages have become more prevalent in the industry. In some cases, the supply shortages could curtail production of assemblies using a particular component and could result in manufacturing and shipping delays.

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

The Company offers manufacturing capabilities in three major electronics markets of the world (North America, Europe and Asia). The Company's European and Asian operations, combined, generated approximately 47% and 28% of total net sales for the nine months ended October 3, 1999 and September 27, 1998, respectively. The Company's international operations subject the Company to the risks of doing business abroad, including currency fluctuations, export duties, import controls and trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political and economic instability.

Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to non-functional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying condensed consolidated financial statements. As of October 3, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:

                                             NET                  NET
                                           FOREIGN             U.S. DOLLAR
                                           CURRENCY            EQUIVALENT
                                            ASSETS               ASSETS
                                         (LIABILITIES)        (LIABILITIES)
                                        ---------------      ---------------

British Pound Sterling                        (233)                (384)
Chinese Renminbi                            (4,451)                (543)
Czech Krown                                   (798)                 (24)
Euro                                        11,234               12,045
Hong Kong Dollar                            (2,823)                (363)
Malaysian Ringgit                           (1,994)                (525)
Mexican Peso                                  (213)                 (23)

At any given time, certain customers may account for significant portions of the Company's business. Hewlett-Packard Company ("HP") accounted for approximately 20% of net sales during the nine months ended October 3, 1999. HP and IBM accounted for 10% and 11% of net sales during the nine months ended September 27, 1998, respectively. No other customer accounted for more than 10% of net sales during the nine months ended October 3, 1999 or September 27, 1998.

The Company's top ten customers accounted for approximately 57% and 49% of net sales for the nine months ended October 3, 1999 and September 27, 1998, respectively. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a material adverse effect on the Company's operating results.

Although management believes the Company has a broad diversification of customers and markets, the Company has few material firm long-term commitments or volume guarantees from its customers. In addition, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of the Company's customers have terminated their manufacturing arrangements with the Company, and other customers have reduced or delayed the volume of design and manufacturing services performed by the Company. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured, and termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on the Company's operating results. Changes in customer orders have had in the past, and may in the future, a significant adverse impact on the Company's results of operations due to corresponding changes in the level of overhead absorption.

The Company has actively pursued acquisitions in furtherance of its strategy to be the fastest and most comprehensive provider of custom electronics design and manufacturing services, ranging from microelectronics design through the fabrication, final assembly, and distribution of printed circuits and finished products for customers. The Company's acquisitions have enabled it to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. OEM divestitures and acquisitions have also played an important part in expanding the Company's presence in the global electronics marketplace.

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

B.  RESULTS OF OPERATIONS

Total net sales for the quarter ended October 3, 1999 increased 77% or $159,172 to $365,089 from $205,917 for the comparable period in 1998. Total net sales for the nine months ended October 3, 1999 increased 35% or $229,421 to $892,650 from $663,229 for the comparable period in 1998. The sales growth was principally due to the significant increase in sales volume from both existing and new customers worldwide, as well as, from the business acquisitions and purchases of manufacturing facilities as described in Note 3 of the condensed consolidated financial statements.

Net sales from systems assembly and distribution, which represented 71% of net sales for the quarter ended October 3, 1999, increased $129,389 (99%) to $260,405, from $131,016 (64% of net sales) for the corresponding period in 1998. Net sales from systems assembly and distribution, which represented 66% of net sales for the nine months ended October 3, 1999, increased $168,576 (40%) to $592,723 from $424,147 (64% of net sales) for the corresponding period in 1998. These increases are primarily the result of the Company's ability to continue to expand sales to new customers worldwide, and to a lesser extent, expanding sales to its existing customer base.

Net sales from printed wiring board manufacturing operations, which represented 23% of net sales for the quarter ended October 3, 1999, increased $41,099 (93%) to $85,063 from $43,964 (21% of net sales) for the comparable period in 1998. Net sales from printed wiring board manufacturing operations, which represented 27% of net sales for the nine months ended October 3, 1999, increased $96,153 (68%) to $236,948 from $140,795 (21% of net sales) for the comparable period in 1998. These increases are attributable to the September 1999 Brazilian acquisition, the August 1998 Greatsino acquisition and the October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany.

Net sales for the Company's other products and services, which represented 5% of net sales for the quarter ended October 3, 1999, decreased $11,316 (37%) to $19,621 from $30,937 (15% of net sales) for the comparable period in 1998. Net sales for the Company's other products and services, which represented 7% of net sales for the nine months ended October 3, 1999, decreased $35,308 (36%) to $62,979 from $98,287 (15% of net sales) for the comparable period in 1998. Approximately $11,715 of the decrease for the quarter and $35,685 of the decrease for the nine month period is attributable to the previously described sale of the PTI business units, slightly offset by improved performance at Dii Semiconductor.

Gross profit for the quarter ended October 3, 1999 increased $15,902 to $47,924 from $32,022 in the comparable period in 1998. Gross profit for the nine months ended October 3, 1999 increased $78,873 to $128,165 from $49,292 in the comparable period in 1998. Gross margin decreased to 13.1% in the quarter ended October 3, 1999 from 15.6% in the comparable period in 1998. The gross margin decline was primarily attributable to the increased concentration of sales in the Company's systems assembly and distribution, which generate lower margins than the Company's other products and service offerings. Gross margin increased to 14.4% in the nine months ended October 3, 1999 from 7.4% in the comparable period in 1998. The increase in gross margin is primarily attributable to $49,314 of unusual pre-tax charges during the first quarter of 1998 associated with the exit from wafer fabrication at Orbit. Excluding unusual charges, gross profit for the nine months ended October 3, 1999 increased $29,559 to $128,165 from $98,606 for the comparable period in 1998. Excluding unusual charges, gross margin decreased to 14.4% for the nine months ended October 3, 1999 from 14.9% for the nine months ended September 27,1998. Gross profit margin decrease was primarily the result of: (i) the change in sales mix resulting from an increase in systems assembly and distribution, which generate lower margins than the Company's other products and service offerings; (ii) the continued shift toward final systems assembly projects, which typically have lower margins than printed circuit board assembly projects; (iii) offset by significantly improved margin performance from Dii Semiconductor resulting from a more focused and efficient business model since divesting of its Fab.

Selling, general and administrative ("SG&A") expense increased $4,096 to $23,068 for the quarter ended October 3, 1999 from $18,972 for the comparable period in 1998. The percentage of SG&A expense to net sales decreased to 6.3% for the quarter ended October 3, 1999 from 9.2% in the comparable period in 1998. The increase in absolute dollars was primarily attributable to $3,101 of incremental SG&A expense associated with the addition of Multek's September 1999 Brazilian acquisition, August 1998 Greatsino acquisition and October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany. Additionally, the increases are related to increased incentive-based stock compensation in the amount of $660, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the

Board of Directors, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion; offset by a reduction in expenses of approximately $3,137 from the divestiture of PTI.

SG&A expense increased $4,798 to $63,864 for the nine months ended October 3, 1999 from $59,066 for the comparable period in 1998. The percentage of SG&A expense to net sales decreased to 7.2% for the nine months ended October 3, 1999 from 8.9% in the comparable period in 1998. The increase in absolute dollars was primarily attributable to $7,563 of incremental SG&A expense associated with the addition of Multek's September 1999 Brazilian acquisition, August 1998 Greatsino acquisition and the October 1998 purchase of the HP printed wiring board fabrication facility located in Boeblingen, Germany. The increase also relates to increased incentive-based stock compensation in the amount of $1,398, the recognition of which is based upon expected achievement of certain earnings per share targets established by the Compensation Committee of the Board of Directors, combined with the continued investment in the Company's sales and marketing, finance, and other general and administrative infrastructure necessary to support the Company's business expansion; offset by a reduction in expenses of approximately $8,546 from the divestiture of PTI. The Company expects SG&A expenses will continue to increase in terms of absolute dollars in the future as it continues to build the infrastructure necessary to support our current and prospective business. However, to the extent that net sales continue to grow faster than SG&A expenses, SG&A expenses will decline as a percentage of sales.

During fiscal 1998, the Company recognized unusual pre-tax charges of $72,794, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor. The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventory, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The manufacturing facility was sold in January 1999, and the Company has successfully adopted a fabless manufacturing strategy. The Company recorded $51,158 and $21,636 of the charges in the first and fourth quarters of fiscal 1998, respectively. As discussed below, $49,314 of the unusual pre-tax charges had been classified as a component of costs of sales in the first quarter 1998.

The components of the unusual charge recorded in fiscal 1998 are as follows:


                                                    FIRST         FOURTH          FISCAL      NATURE OF
                                                   QUARTER        QUARTER          1998         CHARGE
                                                  ----------     ----------     ----------    ---------

Severance..................................       $      498     $      900     $    1,398         cash
Long-lived asset impairment................           38,257         15,083         53,340     non-cash
Losses on sales contracts..................            2,658          3,100          5,758     non-cash
Incremental uncollectible accounts
  receivable...............................              900             --            900     non-cash
Incremental sales returns and allowances...            1,500            500          2,000     non-cash
Inventory write-downs......................            5,500            250          5,750     non-cash
Other exit costs...........................            1,845          1,803          3,648         cash
                                                  ----------     ----------     ----------
     Total unusual pre-tax charges.........       $   51,158     $   21,636     $   72,794
                                                  ==========     ==========     ==========


The following table summarizes the activity related to the charges taken in connection with the 1998 unusual charges:


                                                         LONG-          LOSSES
                                                         LIVED            ON           UNCOLLECTIBLE
                                                         ASSET           SALES           ACCOUNTS
                                        SEVERANCE      IMPAIRMENT      CONTRACTS         RECEIVABLE
                                        ---------      ----------      ---------      ---------------

Balance at December 28,
  1997 ............................     $      --      $       --      $      --      $            --
Activities during the year:
  1998 provision ..................         1,398          53,340          5,758                  900
  Cash charges ....................          (498)             --             --                   --
  Non-cash charges ................            --         (53,340)        (4,658)                (767)
                                        ---------      ----------      ---------      ---------------
Balance at January 3, 1999 ........           900              --          1,100                  133
Activities during the period:
  Cash charges ....................          (900)             --             --                   --
  Non-cash charges ................            --              --         (1,100)                (133)
                                        ---------      ----------      ---------      ---------------
Balance at April 4, 1999  .........            --              --             --                   --
Activities during the period:
  Cash charges ....................            --              --             --                   --
  Non-cash charges ................            --              --             --                   --
                                        ---------      ----------      ---------      ---------------
Balance at July 4, 1999 ...........            --              --             --                   --
Activities during the period:
  Cash charges ....................            --              --             --                   --
  Non-cash charges ................            --              --             --                   --
                                        ---------      ----------      ---------      ---------------
Balance at October 3, 1999 ........     $      --      $       --      $      --      $            --
                                        =========      ==========      =========      ===============


                                          SALES
                                         RETURNS        INVENTORY       OTHER
                                           AND            WRITE-         EXIT
                                        ALLOWANCES        DOWNS         COSTS         TOTAL
                                        ----------      ---------      --------      --------
Balance at December 28,
  1997 ............................     $       --      $      --      $     --      $     --
Activities during the year:
  1998 provision ..................          2,000          5,750         3,648        72,794
  Cash charges ....................             --             --          (465)         (963)
  Non-cash charges ................         (1,500)        (5,500)         (643)      (66,408)
                                        ----------      ---------      --------      --------
Balance at January 3, 1999 ........            500            250         2,540         5,423
Activities during the period:
  Cash charges ....................             --             --          (601)       (1,501)
  Non-cash charges ................             --           (250)           --        (1,483)
                                        ----------      ---------      --------      --------
Balance at April 4, 1999  .........            500             --         1,939         2,439
Activities during the period:
  Cash charges ....................             --             --          (584)         (584)
  Non-cash charges ................           (500)            --            --          (500)
                                        ----------      ---------      --------      --------
Balance at July 4, 1999 ...........             --             --         1,355         1,355
Activities during the period:
  Cash charges ....................             --             --          (685)         (685)
  Non-cash charges ................             --             --            --            --
                                        ----------      ---------      --------      --------
Balance at October 3, 1999 ........     $       --      $      --      $    670      $    670
                                        ==========      =========      ========      ========

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

The exit plan is expected to be completed in fiscal 1999. As of October 3, 1999, the total remaining cash expenditures expected to be incurred are $670 of other exit costs, including legal settlement costs and environmental clean-up costs. These expenditures will continue to be funded through operating cash flows of the Company which are expected to be sufficient to fund these expenditures. These amounts were recorded in accrued expenses at October 3, 1999.

Interest expense increased $893 to $5,803 for the quarter ended October 3, 1999 from $4,910 for the comparable period in 1998. Interest expense increased $3,358 to $17,656 for the nine months ended October 3, 1999 from $14,298 for the comparable period in 1998. These increases are primarily associated with the increased borrowings used to fund the business acquisitions and purchases of manufacturing facilities and strategic investments as described in Note 3 of the condensed consolidated financial statements. In February 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

Interest income decreased $19 to $594 for the quarter ended October 3, 1999 from $613 for the comparable period in 1998. Interest income decreased $873 to $1,344 for the nine months ended October 3, 1999 from $2,217 for the comparable period in 1998. These decreases are attributable to the decreased earnings generated on the lower average balances of invested cash and cash equivalents.

Amortization expense increased $106 to $1,274 for the quarter ended October 3, 1999 from $1,168 for the comparable period in 1998. Amortization expense increased $493 to $3,876 for the nine months ended October 3, 1999 from $3,383 for the comparable period in 1998. This increase is attributable to the amortization of debt issue costs associated with the increased borrowings as well as amortization of goodwill associated with acquisitions.

Other expense (net) increased $4,335 and $5,134 for the three and nine month periods ended October 3, 1999, respectively. The increase for the three month period ended October 3, 1999, is primarily associated with the $3,390 loss on divestiture of Cencorp Automation Systems and increased provisions for doubtful accounts. The increase for the nine month period ended October 3, 1999 is primarily the result of decreased net gains realized on foreign currency transactions combined with increased provisions for doubtful accounts.

The Company's estimated effective income tax rate differs from the U.S. statutory rate due to domestic income tax credits, lower effective income tax rates on foreign earnings considered permanently invested abroad and other permanent differences. The effective tax rate for a particular year will vary depending on the mix of foreign and domestic earnings, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. As foreign earnings considered permanently invested abroad increase as a percentage of consolidated earnings, the overall consolidated effective income tax rate will usually decrease because the foreign earnings are generally taxed at a lower rate than domestic earnings. The mix of foreign and domestic income from operations before income taxes, the recognition of income tax loss and tax credit carryforwards, management's current assessment of the required valuation allowance and the implementation of several tax planning initiatives resulted in an estimated effective income tax rate of 15% for the three and nine month periods ended October 3, 1999, excluding a tax benefit of $4,680 associated with the pre-tax loss on business divestitures of $51 described in
Note 4 herein. The actual effective rate for the three and nine month periods ended October 3, 1999, including the effect of the divestitures, was (14) % and 4%, respectively.

C. BUSINESS COMBINATIONS, ASSET PURCHASES AND STRATEGIC INVESTMENTS

Business Acquisitions:

In September 1999, the Company acquired a printed wiring board fabricator with operations in Brazil. This business combination is immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, amounted to $26,095. This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The cost of this acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired, excluding cash acquired, amounted to $14,772 and liabilities assumed were $6,403, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,736.

In August 1998, the Company acquired a printed wiring board fabricator and contract electronics manufacturer with operations in the People's Republic of China. As of September 27, 1998, the cash purchase price, net of cash acquired, amounted to $43,409. This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward. Pro forma results of operations would not be materially different from the historical results reported. The cost of this acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired, excluding cash acquired, amounted to $55,699 and liabilities assumed were $21,801, including estimated acquisition costs. The cost in excess of net assets acquired amounted to $17,897.

In July 1998, the Company completed a business combination that is immaterial to the Company's results from operations and financial position. The cash purchase price, net of cash acquired, for the acquisition amounted to $2,200. The fair value of the assets acquired and liabilities assumed from this acquisition is immaterial.

Goodwill associated with the Brazilian acquisition, as well as previous acquisitions, is subject to future adjustments from contingent purchase price adjustments for varying periods, all of which end no later than September 2005. The Company increased goodwill and notes payable to sellers of businesses acquired in the amount of $33,838 for contingent purchase price adjustments during the nine months ended October 3, 1999. There were no contingent purchase price adjustments during the nine months ended September 27, 1998.

Asset Purchases:

On August 31, 1999, the Company acquired Ericsson Austria AG's electronics manufacturing and distribution facility located in Kindberg, Austria, and its related production equipment for approximately $12,765. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

In October 1998, the Company acquired HP's printed wiring board fabrication facility located in Boeblingen, Germany, and its related production equipment, inventory and other assets for a purchase price of approximately $89,900. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

Strategic Investments:

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

In March 1999, the Company acquired 15,000 non-voting preferred shares of DVB (Group) Limited ("DVB"), an affiliate of Capetronic International Holdings Limited (Capetronic) for a purchase price of $15,500. The preferred stock accrues a 5% annual dividend and can be converted into common stock of Capetronic after 15 months and at a price of HK$4.80 per share. Additionally, at anytime after 15 months, Capetronic can force conversion if the market price is at least HK$10.00 per share. At a conversion price of HK$4.80 per share (based on an agreed exchange rate of US$1.00 equals HK$7.50) the Company would hold approximately 24,219 common shares of Capetronic, which currently would represent approximately 13% of the issued common stock of Capetronic after giving effect to the conversion, excluding the effect of other dilutive instruments which are currently in existence that, if converted, would reduce the Company's ultimate ownership percentage. However, under the terms of the agreement, the Company cannot hold more than 10% of the outstanding common stock of Capetronic. If, upon conversion, the Company holds in excess of 10% of the outstanding common stock of Capetronic, the Company would be required to divest of shares to reduce its holdings to 10% or less.

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

D. LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

At October 3, 1999, the Company had working capital of $57,809 and a current ratio of 1.2x compared with working capital of $87,310 and a current ratio of 1.4x at January 3, 1999. Cash and cash equivalents at October 3, 1999 were $27,141, a decrease of $28,831 from $55,972 at January 3, 1999. This decrease resulted primarily from cash used by investing activities of $118,918, offset by cash provided by operating and financing activities of $40,477 and $50,003, respectively.

Cash provided by operating activities amounted to $40,477 and $47,220 for the nine month periods ended October 3, 1999 and September 27, 1998, respectively. For the nine months ended October 3, 1999, cash provided by operating activities reflects net income of $37,474 and depreciation and amortization of $31,199 versus a net loss of $19,388, non-cash unusual charges of $48,815 and depreciation and amortization of $25,923 in the nine months ended September 27, 1998. The increase in depreciation and amortization of $5,276 is due mainly to the Company's acquisitions. Cash provided by operating activities for the nine month period ended October 3, 1999 also reflects an increase in accounts payable of $72,379, offset by increases of $49,868 and $52,613 in accounts receivable and inventory, respectively. For the nine months ended September 27, 1998, cash provided by operating activities also reflected decreases in accounts receivable of $12,410 and inventory of $2,539, offset by a decrease of $18,691 in accrued expenses.

The Company's net cash flows used by investing activities amounted to $118,918 and $91,646 for the nine month periods ended October 3, 1999 and September 27, 1998, respectively. Capital expenditures amounted to $117,315 and $49,399 for the quarters ended

October 3, 1999 and September 27, 1998, respectively. The capital expenditures represent the Company's continued investment in state-of-the-art, high-technology equipment, which enables the Company to accept increasingly complex and higher-volume orders and to meet current and expected production levels, as well as to replace or upgrade older equipment. Included on the capital expenditures for the nine months ended October 3, 1999, is approximately $8,170 related to the purchase of Ericsson Austria AG's electronics manufacturing and distribution facility. The Company received proceeds of $9,128 and $3,362 from the sale of property, plant and equipment during the nine month periods ended October 3, 1999 and September 27, 1998, respectively. A significant portion of the proceeds in the nine months ended October 3, 1999 was related to the sale of Dii Semiconductor's wafer fabrication facility in January 1999.

During the nine months ended October 3, 1999, the Company completed the divestiture of PTI. The Company received cash proceeds amounting to $35,871, net of divestiture costs.

As discussed in C above, during the nine months ended October 3, 1999, the Company made two strategic minority investments amounting to $20,507.

The Company's net cash flows provided by financing activities amounted to $50,003 and $22,720 for the nine month periods ended October 3, 1999 and September 27, 1998, respectively. The Company repaid $5,849 and $6,541 in capital lease obligations in the nine months ended October 3, 1999 and September 27, 1998, respectively. The Company also repaid $12,996 in long-term debt in the nine months ended October 3, 1999. The Company received $5,187 and $4,481 in proceeds from stock issued under its stock plans in the nine months ended October 3, 1999 and September 27, 1998, respectively. Additionally, during the nine months ended September 27, 1998, the Company repurchased 1,181,500 shares of its common stock for $21,081.

The Company has a $210,000 credit agreement with a syndicate of domestic and foreign banks. The agreement provides for a $100,000 five year term loan and a $110,000 revolving credit facility. The revolving line-of-credit expires on November 1, 2003. On September 1, 1999, the Company amended its credit agreement to increase both the term loan and revolving facility by $25,000. The Company borrowed $25,000 under the term facility to repay $25,000 of borrowings under the revolving credit facility.

During the first nine months of 1999, the Company borrowed an additional $46,000 under its revolving line-of-credit facility. As of October 3, 1999, there was $83,500 in borrowings outstanding under the Company's revolving line-of-credit facility. This credit facility requires compliance with certain financial covenants and is secured by substantially all of the Company's assets. As of October 3, 1999, the Company was in compliance with all loan covenants.

On October 5, 1999, the Company completed an equity offering of 6,900,000 shares of it Common Stock (including 900,000 shares that were issued to cover the underwriters' over-allotments) at a price of $33.00 per share. The net proceeds to the Company were approximately $216,500 and were used to repay $25,000 of the term debt and the entire revolving debt under the Company's credit facilities, to fund capital expenditures and for general corporate purposes. Upon this repayment, our revolving commitment was reduced back to $110,000.

As of February 18, 1999, substantially all of the Company's convertible subordinated notes were converted into approximately 4,600,000 shares of common stock and the unconverted portion was redeemed for $101.

On November 3, 1999, the Company announced that it has signed a memorandum of understanding with HP to purchase its manufacturing facility and related assets located in Greeley, Colorado. Subject to concluding this transaction, the Company will enter into a long-term supply agreement with HP to provide printed circuit board assembly and final systems assembly, order fulfillment and distribution activities. The transaction is expected to be completed during the Company's first fiscal quarter of 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction will be accounted for as a purchase of assets. Subject to final negotiations, due diligence and working capital levels at the time of closing, the estimated purchase price will be in the range of $50,000 to $60,000.

The Company anticipates that its working capital requirements will increase in order to support anticipated growth in its businesses. Additionally, the Company anticipates incurring significant capital expenditures in order to support its anticipated growth in its business as well as expansion plans for its facilities. Management believes that its current level of working capital, together with cash generated from operations, existing cash reserves, leasing capabilities, and line-of-credit availability will be adequate to fund the Company's current capital expenditure plan for the next twelve months. The Company intends to continue its acquisition strategy and it is possible that future acquisitions may be significant. If available resources are not sufficient to finance the Company's acquisitions, the Company would be required to seek additional equity or debt financing. There can be no assurance that such funds, if needed, will be available on terms acceptable to the Company or at all.

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

The program is near completion with most of the operating entities having completed the inventory through testing phases. Each operating company has identified those software programs and related hardware that are non-compliant. The Company has also completed most of the testing of its various mission-critical software and hardware, running programs with dates including and after the Year 2000. During these tests, the Company exposed minor problems processing data or effecting transactions that have since been corrected, and to date, management has not identified any IT assets that present a material risk of not being Year 2000-ready, or for which a suitable alternative cannot be implemented. However, one of the Company's operating entities has not yet completed the installation of Year 2000 compliant systems in all portions of its operations. Installation is anticipated to be completed by the end of fiscal 1999. There can be no assurance, however, that installation will be completed by January 1, 2000. If installation is not completed by that date, the operating entities could experience disruptions in its operations. It is possible that such a disruption could have a material adverse effect on financial condition and results of operations.

The Company is continually contacting suppliers who provide both critical IT assets and non-information technology related goods and services (e.g. transportation, packaging, production materials, production supplies, etc.). The Company mailed surveys to its suppliers in order to (i) evaluate the suppliers' Year 2000 compliance plans and state of readiness and (ii) determine whether a Year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the Year 2000 is approached and reached. For a vast majority of those suppliers of IT assets that have responded, the Company has received assurances that these assets will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. The Company is in the process of reviewing responses for accuracy and adequacy, and sending follow-up surveys or contacting suppliers directly via phone for those non-responsive suppliers. To date the Company has received responses from approximately 90% of its suppliers. The Company will continue its attempts to contact non-responsive suppliers throughout the end of fiscal 1999.

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

To date, the Company estimates that it has spent approximately $6,500 on implementation of the program, with the majority of the work being performed by Company employees. Less than $7,000 has been allocated to address the Year 2000 issue. The Company's aggregate cost estimate includes certain internal recurring costs, but does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000-compliant or costs to implement any contingency plans. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Certain inventory and manufacturing software-related projects were accelerated to ensure Year 2000 compliance. However, such acceleration did not increase the anticipated costs of the projects. The Company has not deferred any specific information technology project as a result of the implementation of the program. The Company is committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to the Company and therefore outside its direct control, there can be no assurances that the Company will be fully Year 2000 compliant. If the modifications and conversions required to make the Company Year 2000-ready are not made, or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

F. NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) are recognized in earnings or in other comprehensive income each reporting period, depending on the intended use of the derivative and the resulting designation. Generally, changes in the fair value of derivatives not designated as a hedge, as well as changes in fair value of fair-value designated hedges (and the item being hedged), are required to be reported in earnings. Changes in fair value of other types of designated hedges are generally reported in other comprehensive income. The ineffective portion of a designated hedge, as defined, is reported in earnings immediately. The Company will be required to adopt SFAS 133 as of January 2, 2001. The Company has not completed the process of evaluating the impact, if any, that will result from adopting SFAS 133.

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

The Company incurs interest expense on loans made under its Credit Agreement at interest rates that are fixed for a maximum of nine months. Borrowings under the Credit Agreement bear interest, at the Company's option, at either: (i) the Applicable Base Rate ("ABR") (as defined in the Credit Agreement) plus the Applicable Margin for ABR Loans ranging between 0.00% and 0.75%, based on certain financial ratios of the Company, or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin for Eurodollar Loans ranging between 1.00% and 2.25%, based on certain financial ratios of the Company. The Eurodollar Rate is subject to market risks and will fluctuate. There has been no material change in the Eurodollar Rate and the fair value of the Company's fixed rate debt since January 3, 1999. The Company had no open interest rate hedge positions to reduce its exposure to changes in interest rates at October 3, 1999.

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside of the United States. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions. Some transactions of the Company and its subsidiaries are made in currencies different from their functional currencies. In order to minimize foreign exchange transaction risk, the Company selectively hedges certain of its foreign exchange exposures through forward exchange contracts, principally relating to non-functional currency monetary assets and liabilities. The strategy of selective hedging can reduce the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. To date, the Company's hedging activity has been immaterial, and there were no open foreign exchange contracts as of the balance sheet dates included in the accompanying Consolidated Financial Statements. As of October 3, 1999, the Company had the following unhedged net foreign currency monetary asset (liability) positions:


                                     NET                NET
                                   FOREIGN          U.S. DOLLAR
                                   CURRENCY          EQUIVALENT
                                    ASSETS             ASSETS
                                 (LIABILITIES)      (LIABILITIES)
                                 -------------      -------------

British Pound Sterling                (233)              (384)
Chinese Renminbi                    (4,451)              (543)
Czech Krown                           (798)               (24)
Euro                                11,234             12,045
Hong Kong Dollar                    (2,823)              (363)
Malaysian Ringgit                   (1,994)              (525)
Mexican Peso                          (213)               (23)

The Company believes that its revenues and operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse affect on the Company's business, results of operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1997, two related complaints, as amended, were filed in the District Court of Boulder, Colorado and the U.S. District Court for the District of Colorado against the Company and certain of its officers. In July 1999, the federal court action was dismissed with prejudice. The state court action purports to be brought on behalf of a class of persons who purchased the Company's common stock during the period from April 1, 1996, through September 8, 1996, and claims violations of Colorado and federal laws based on allegedly false and misleading statements made in connection with the offer, sale or purchase of the Company's common stock at allegedly artificially inflated prices, including statements made prior to the Company's acquisition of Orbit. The complaint seeks compensatory and other damages, as well as equitable relief. The Company has filed an answer denying that it misled the securities market. A May 2000 trial date has been set and discovery has commenced. The Company believes that the claims asserted in the action are without merit and intends to defend vigorously against such claims.

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

ITEM 6(a). EXHIBITS

     EXHIBIT
     NUMBER                              DESCRIPTION

       10.1 Amended and restated $230,000 Credit Agreement dated as of September 1, 1999 among The Dii Group, Inc. and Subsidiary Borrowers and The Chase Manhattan Bank, as Administrative Agent, and Chase Securities as Arranger

       15            Letter re: Unaudited Interim Financial Information.

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

                                      THE DII GROUP, INC.

        Date: November 17, 1999       By: /s/ Carl R. Vertuca, Jr.
                                          ------------------------------------
                                              Carl R. Vertuca, Jr.
                                              Executive Vice President--Finance,
                                              Administration and Corporate
                                              Development

        Date: November 17, 1999       By: /s/ Thomas J. Smach
                                          ------------------------------------
                                              Thomas J. Smach
                                              Chief Financial Officer

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

       10.1 Amended and restated $230,000 Credit Agreement dated as of September 1, 1999 among The Dii Group, Inc. and Subsidiary
                     Borrowers and The Chase Manhattan Bank, as Administrative
                     Agent, and Chase Securities as Arranger

       15            Letter re: Unaudited Interim Financial Information.

       23.1          Report of Independent Accountants - Deloitte & Touche LLP.

       27            Financial Data Schedule.